Form 10-Q
period 2025-09-30
AIRO Group Holdings, Inc.
filed 2025-11-14
CIK 1927958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORm 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, there were 31,303,834 shares of the registrant’s common stock, $0.000001 par value, outstanding.

AIRO GROUP HOLDINGS, INC.

Item 1. Financial Statements

AIRO Group Holdings, Inc.

Condensed Consolidated Balance Sheets

unaudited

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$83,485,824	$20,740,590
Restricted cash	192,921	170,088
Accounts receivable, net	1,255,800	8,960,705
Related party receivables	384,164	790,967
Inventory	16,194,693	8,822,721
Prepaid expenses and other current assets	5,086,596	2,309,676
Deferred offering costs	-	798,796
Total current assets	106,599,998	42,593,543
Property and equipment, net	7,943,414	6,833,817
Right-of-use operating lease assets	2,151,438	352,486
Goodwill	571,568,402	557,508,331
Intangible assets, net	86,063,523	93,502,277
Other assets	249,436	208,333
Total assets	$774,576,211	$700,998,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,247,481	$16,439,760
Related party payables	710,557	1,099,970
Accrued expenses	11,645,845	17,457,155
Operating lease liabilities, current	505,772	212,591
Deferred revenue	2,797,747	10,339,978
Related party borrowings	5,619,063	5,971,281
Revolving lines of credit	-	126,589
Current maturities of debt	4,459,378	27,992,450
Investor notes at fair value	1,716,712	13,819,000
Deferred compensation	365,477	-
Due to seller	-	3,147,762
Total current liabilities	32,068,032	96,606,536
Long-term debt, net of current maturities	674,746	688,270
Long-term deferred compensation	-	11,218,573
Deferred tax liability	523,868	767,331
Long-term deferred revenue	9,619	10,158
Operating lease liabilities, noncurrent	1,702,800	146,214
Other long-term liabilities	50,000	50,000
Contingent consideration	-	42,782,276
Total liabilities	35,029,065	152,269,358

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.000001 par value; 1,000,000,000 shares authorized; 32,447,166 issued and 31,303,834 outstanding as of September 30, 2025 and 16,387,180 shares issued and outstanding as of December 31, 2024	31	16
Additional paid-in capital	962,397,353	764,691,988
Stockholder loan	(5)	(5)
Treasury shares, 1,143,332 and 0 shares as of September 30, 2025 and December 31, 2024, respectively	(20,011,133)	-
Accumulated other comprehensive income (loss)	7,678,527	(9,509,285)
Accumulated deficit	(210,517,627)	(206,453,285)
Total stockholders’ equity	739,547,146	548,729,429
Total liabilities and stockholders’ equity	$774,576,211	$700,998,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRO Group Holdings, Inc.

Condensed Consolidated Statements of Operations

unaudited

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$6,283,692	$23,685,377	$42,628,570	$47,205,649
Cost of revenue	3,493,750	7,403,642	17,871,536	16,661,748
Gross profit	2,789,942	16,281,735	24,757,034	30,543,901

Operating expenses:
Research and development	4,124,171	3,258,612	11,891,640	9,576,867
Sales and marketing	1,602,461	1,557,498	4,793,682	4,217,556
General and administrative	9,043,189	3,838,776	42,821,681	12,279,659
Goodwill impairment	-	37,994,000	-	37,994,000
Total operating expenses	14,769,821	46,648,886	59,507,003	64,068,082
Loss from operations	(11,979,879)	(30,367,151)	(34,749,969)	(33,524,181)
Other income (expense):
Interest income (expense), net	79,665	(1,675,616)	(9,197,656)	(2,917,364)
Gain on extinguishment of debt	-	-	15,559,069	-
Other income, net	3,325,049	4,095,037	26,055,344	2,312,872
Total other income (expense)	3,404,714	2,419,421	32,416,757	(604,492)
Loss before income tax benefit (expense)	(8,575,165)	(27,947,730)	(2,333,212)	(34,128,673)
Income tax benefit (expense)	613,149	(2,382,796)	(1,731,130)	(3,811,383)
Net loss	$(7,962,016)	$(30,330,526)	$(4,064,342)	$(37,940,056)

Net loss per share – basic and diluted (1)	$(0.28)	$(1.85)	$(0.19)	$(2.32)

Weighted-average number of shares of common stock used in computing net income (loss) per share, basic and diluted (1)	28,248,045	16,387,180	21,085,294	16,387,180

(1)	Prior year share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-1.7 reverse stock split effected on March 7, 2025, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRO Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income (loss)

unaudited

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss	$(7,962,016)	$(30,330,526)	$(4,064,342)	$(37,940,056)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(1,057,133)	5,172,806	17,187,812	2,120,796
Total other comprehensive (loss) income	(1,057,133)	5,172,806	17,187,812	2,120,796
Comprehensive (loss) income	$(9,019,149)	$(25,157,720)	$13,123,470	$(35,819,260)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRO Group Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

unaudited

	Common Stock		Additional Paid-In	Stockholder	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loan	Shares	Amount	(Loss)	Deficit	Equity
Balance as of July 1, 2025	27,025,503	$27	$873,379,525	$(5)	-	$-	$8,735,660	$(202,555,611)	$679,559,596
Stock issued in connection with the Management Carveout Plan	63,447	-	-	-	7,872	(175,140)	-		(175,140)
Conversion of Jaunt deferred compensation	185,426	-	4,209,525	-	19,148	(423,328)	-	-	3,786,197
Issuance and exercise of Libertas warrants	52,207	-	1,153,219	-	-	-	-		1,153,219
RSU vesting	263,563	-	-	-	-	-	-	-	-
Sale of common stock in Follow-on Offering, including over-allotment, net of $6,792,665 offering costs	4,830,000	5	82,562,330	-	-	-	-	-	82,562,335
Repurchase of common stock	(1,116,312)	(1)	-	-	1,116,312	(19,412,665)	-	-	(19,412,666)
Stock-based compensation	-	-	1,092,754	-	-	-	-	-	1,092,754
Foreign currency translation adjustment	-	-	-	-	-	-	(1,057,133)	-	(1,057,133)
Net loss	-	-	-	-	-	-	-	(7,962,016)	(7,962,016)
Balance as of September 30, 2025	31,303,834	$31	$962,397,353	$(5)	1,143,332	$(20,011,133)	$7,678,527	$(210,517,627)	$739,547,146

	Common Stock		Additional Paid-In	Stockholder	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loan	Loss	Deficit	Equity
Balance as of July 1, 2024 (1)	16,387,180	$16	$764,446,983	$(5)	$(3,813,173)	$(175,368,576)	$585,265,245
Stock-based compensation	-	-	122,502	-	-	-	122,502
Foreign currency translation adjustment	-	-	-	-	5,172,806	-	5,172,806
Net loss	-	-	-	-	-	(30,330,526)	(30,330,526)
Balance as of September 30, 2024(1)	16,387,180	$16	$764,569,485	$(5)	$1,359,633	$(205,699,102)	$560,230,027

	Common Stock		Additional Paid-In	Stockholder	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loan	Shares	Amount	(Loss)	Deficit	Equity
Balance as of January 1, 2025	16,387,180	$16	$764,691,988	$(5)	-	-	$(9,509,285)	$(206,453,285)	$548,729,429
Conversion of Coastal Defense promissory note	203,707	-	2,037,070	-	-	-	-	-	2,037,070
Conversion of Aspen Bridge notes	440,584	1	4,405,840	-	-	-	-	-	4,405,841
Conversion of Jaunt Carter debt	1,122,437	1	11,224,369	-	-	-	-	-	11,224,370
Issuance of investor note interest shares	1,126,043	1	11,260,423	-	-	-	-	-	11,260,424
Conversion of Airo Drone debt	37,080	-	370,800	-	-	-	-	-	370,800
Conversion of Agile Defense debt	34,360	-	343,600	-	-	-	-	-	343,600
Conversion of Aspen Contingent Debt	43,512	-	435,120	-	-	-	-	-	435,120
Conversion of Jaunt deferred compensation	46,017	-	460,170	-	-	-	-	-	460,170
Reclassification of Libertas Warrants	-	-	1,042,000	-	-	-	-	-	1,042,000
Exercise of Libertas Warrants	104,415	-	2,088	-	-	-	-	-	2,088
Issuance of Underwriter Warrants	-	-	2,029,900	-	-	-	-	-	2,029,900
Sale of common stock in initial public offering, including over-allotment, net of $12,686,393 offering costs	6,900,000	7	56,313,600	-	-	-	-	-	56,313,607
Shares issued to NGA	33,995	-	339,950	-	-	-	-	-	339,950
Shares issued to Dangroup	546,173	1	5,461,730	-	-	-	-	-	5,461,731
Stock issued in connection with the Management Carveout Plan	63,447	-	-	-	7,872	(175,140)	-	-	(175,140)
Conversion of Jaunt deferred compensation	185,426	-	4,209,525	-	19,148	(423,328)	-	-	3,786,197
Issuance and exercise of Libertas warrants	52,207	-	1,153,219	-	-	-	-	-	1,153,219
RSU vesting	263,563	-	-	-	-	-	-	-	-
Sale of common stock in Follow-on Offering, including over-allotment, net of $6,792,665 offering costs	4,830,000	5	82,562,330	-	-	-	-	-	82,562,335
Repurchase of common stock	(1,116,312)	(1)	-	-	1,116,312	(19,412,665)	-	-	(19,412,666)
Stock-based compensation	-	-	14,053,631	-	-	-	-	-	14,053,631
Foreign currency translation adjustment	-	-	-	-	-	-	17,187,812	-	17,187,812
Net loss	-	-	-	-	-	-	-	(4,064,342)	(4,064,342)
Balance as of September 30, 2025	31,303,834	$31	$962,397,353	$(5)	1,143,332	$(20,011,133)	$7,678,527	$(210,517,627)	$739,547,146

	Common Stock		Additional Paid-In	Stockholder	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loan	Loss	Deficit	Equity
Balance as of January 1, 2024 (1)	16,387,180	$16	$763,975,896	$(5)	$(761,163)	$(167,759,046)	$595,455,698

Stock-based compensation	-	-	593,589	-	-	-	593,589
Foreign currency translation adjustment	-	-	-	-	2,120,796	-	2,120,796
Net loss	-	-	-	-	-	(37,940,056)	(37,940,056)
Balance as of September 30, 2024(1)	16,387,180	$16	$764,569,485	$(5)	$1,359,633	$(205,699,102)	$560,230,027

(1)	Share and per share amounts have been retroactively adjusted to reflect the impact of a 1-for-1.7 reverse stock split effected on March 7, 2025, as discussed in Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRO Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

unaudited

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,064,342)	$(37,940,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,855,311	593,589
Non-cash gain on IPO transactions	(5,475,721)	-
Note issuance for legal settlement	750,000	-
Provision for credit losses	16,429	(5,089)
Non-cash interest	1,112,102	2,376,023
Non-cash charge for Libertas warrants	1,152,175	-
Non-cash investor note interest	6,731,103	-
Non-cash gain on debt extinguishment	(15,559,069)	-
Change in investor notes at fair value	186,000	-
Depreciation and amortization	9,035,400	9,477,944
Amortization of right-of-use lease assets	281,285	239,185
Change in fair value of contingent consideration	(20,271,826)	(2,400,000)
Change in fair value of warrant liability	(1,843,000)	-
Change in deferred taxes	(243,463)	(72,997)
Goodwill impairment	-	37,994,000
Changes in operating assets and liabilities:
Accounts receivable	8,735,148	(5,315,294)
Related party receivables	406,803	(286,255)
Prepaid expenses and other assets	(1,465,396)	(2,881,651)
Inventory	(6,299,068)	(4,357,826)
Accounts payable, accrued expenses and other long-term liabilities	(19,798,619)	7,211,234
Related party payables	(389,413)	136,205
Lease liabilities	(213,122)	(245,826)
Deferred revenue	(8,886,757)	(8,637,649)
Deferred compensation	(272,562)	1,661,198
Net cash used in operating activities	(36,520,602)	(2,453,265)
Cash flows from investing activities:
Purchase of property and equipment and investment in intangible assets	(2,007,171)	(551,119)
Net cash used in investing activities	(2,007,171)	(551,119)
Cash flows from financing activities:
Proceeds from the sale of common stock, net	141,670,395	-
Repurchase of common stock	(20,011,133)	-
Change in lines of credit	(127,396)	(281,851)
Proceeds from borrowings	8,500,000	1,800,000
Repayments on borrowings	(20,143,878)	(593,644)
Proceeds from related party borrowings	230,900	1,321,750
Repayments on related borrowings	(708,899)	(25,000)
Debt issuance costs paid	(170,000)	(25,000)
Proceeds from the exercise of warrants	3,132	-
Payment of contingent consideration	(8,534,610)	-
Cash paid to seller	(3,245,769)	(3,560,244)
Net cash provided by (used in) financing activities	97,462,742	(1,363,989)
Effect of exchange rate changes	3,833,098	196,819
Net increase (decrease) in cash and restricted cash	62,768,067	(4,171,554)
Cash and restricted cash as of beginning of period	20,910,678	13,102,312
Cash and restricted cash as of end of period	$83,678,745	$8,930,758

Supplemental disclosures of non-cash information:
Deferred compensation settled in common stock	$4,669,693	$-
Reclass between accrued expenses and notes payable	$621,716	$-
Reclass between accrued expenses and contingent consideration	$5,267,988	$-
Financing of insurance premiums	$1,127,343	$274,771
Return of property previously included in accounts payable	$-	$2,593,740
Initial recognition of warrant liability	$2,885,000	$-
Right-of-use assets obtained in exchange for operating lease liabilities	$1,967,381	$-
Deferred offering cost in accrued expenses	$762,472	$-
Reclass of warrants to equity	$1,042,000	$-
Debt settled in common stock	$8,935,160	$-
Contingent consideration settled in common stock	$13,975,851	$-
Issuance of Underwriter Warrants	$2,029,900	$-

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

On June 16, 2025, the Company completed its initial public offering of 6.9 million shares of its common stock (the “IPO”), which included an additional 0.9 million shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares, at an initial public offering price of $10.00 per share. The shares began trading on the Nasdaq Global Market under the ticker symbol “AIRO” on June 13, 2025. The net proceeds to AIRO from the IPO after deducting $10.7 million of underwriting discounts and commissions and issuance costs paid were $58.3 million.

On September 12, 2025, the Company completed a public offering of 4.8 million shares of its common stock (the “Follow-on Offering”), which included an additional 0.6 million shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares, at an offering price of $18.50 per share. The net proceeds to the Company from the Follow-on Offering after deducting $6.8 million of underwriting discounts and commissions and issuance costs were $82.6 million.

Also on September 12, 2025, the Company repurchased 1.1 million shares of its common stock, which included an additional 0.1 million shares of common stock as a result of the exercise of the underwriters’ option described above, from certain existing stockholders, including certain directors and executive officers and their affiliates at a price of $17.39 per share for an aggregate purchase price of $19.4 million (the “Repurchase”).

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

Liquidity and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2025, the Company had incurred recurring losses from operations and negative cash flows, which raised substantial doubt about its ability to continue as a going concern. On June 16, 2025, the Company completed its IPO of common stock, which resulted in net proceeds of $58.3 million after deducting underwriting discounts and commissions and issuance costs of $10.7 million. On September 12, 2025, the Company completed the Follow-on Offering and the Repurchase, which resulted in net proceeds to the Company of $63.1 million, after deducting underwriting discounts and commissions of $6.8 million and $19.4 million in the Repurchase. As of September 30, 2025, the Company had cash and restricted cash of $83.7 million of which $0.2 million was either restricted or was designated to only being used for Sky-Watch operations and working capital of $74.5 million.

Management believes that the net proceeds from the IPO and the Follow-on Offering, together with existing cash on hand, are sufficient to meet its obligations and fund planned operations for at least the next twelve months from the date these condensed consolidated financial statements are issued. Accordingly, the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern have been alleviated.

The Company is evaluating opportunistic debt financing to support growth initiatives; any proceeds, if obtained, would be used to expand our market position, pursue strategic opportunities, and support revenue growth and long-term profitability. There can be no assurance that additional financing will be available on terms acceptable to the Company, if at all.

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

Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Restricted Cash

The Company had $0.2 million in restricted cash as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, restricted cash was primarily deposits from a customer contract that have been placed in an escrow account to be released upon shipment of orders.

Accounts Receivable, Net

Accounts receivable are reported on the accompanying condensed consolidated balance sheets at the gross outstanding amount adjusted for a provision for credit losses. The Company determines the provision for credit losses by regularly evaluating expected loss as well as individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. As of September 30, 2025 and December 31, 2024, the Company provided a provision for credit losses of $0.1 million for amounts that may ultimately be uncollectible. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. During the quarter ended June 30, 2025, $12.7 million of offering costs, including $2.0 million of non-cash warrants, were recorded as a reduction to the net proceeds received from the IPO. During the quarter ended September 30, 2025, $6.8 million of offering costs were recorded as a reduction to the net proceeds received from the Follow-on Offering. As of December 31, 2024, the Company had a balance of $0.8 million of deferred offering costs on the condensed consolidated balance sheet.

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

The following is a summary of the financial liabilities measured at fair value on a recurring basis by caption and by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	Fair value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Investor Notes at fair value	$-	$-	$1,716,712	$1,716,712

Total financial liabilities	$-	$-	$1,716,712	$1,716,712

	Fair value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$-	$-	$42,782,276	$42,782,276
Investor Notes at fair value	-	-	13,819,000	13,819,000

Total financial liabilities	$-	$-	$56,601,276	$56,601,276

There were no financial assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. There were no transfers between Levels 1, 2, or 3 within the fair value hierarchy during the nine months ended September 30, 2025 nor during the year ended December 31, 2024.

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

During the nine months ended September 30, 2025, 1.4 million shares were issued, $8.5 million in cash was paid and $17.5 million of income was recorded to other income, net related to settlement of these obligations.

Investor Notes at fair value

The Company has historically issued unsecured promissory notes to certain investors (the “Investor Notes”), which have included various interest features in the form of both stock and cash and were contingently payable upon the closing of the IPO or qualified financing. The Company has evaluated these features and determined that they do not meet the criteria for being accounted as an embedded derivative under Accounting Standards Codification (“ASC”) 815. During the fourth quarter of 2024, certain Investor Notes were amended such that when the Company performed a significance test as of the modification date in accordance with ASC 470-50, the Company determined that the change in terms of these Investor Notes were substantially different than the previous terms such that the Company recorded a loss on extinguishment of $10.5 million.

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

To determine the fair value of Investor Notes at fair value, the Company estimated stock pricing and incorporated the probability of both the IPO and non-IPO scenario with the IPO probability being 67% as of December 31, 2024. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows. The Company used a present value model for the expected cash payments, and a probability-weighted calculation to fair value the contingent interest shares to be paid. This probability-weighted calculation incorporated expectations to complete the IPO as well as a probability derived from a lattice model with key assumptions being equity volatility and discount for lack of marketability (“DLOM”). Equity volatility rates utilized were 70% and the DLOM rates selected were 10% for December 31, 2024. As described in Note 2, the terms of the Investor Notes at fair value were further amended and then partially settled through the issuance of common stock and cash payments of $2.1 million during the nine months ended September 30, 2025. During July 2025, the Company modified the remaining notes which totaled $1.7 million such that $1.8 million, inclusive of a $0.1 million fee, would be due by December 16, 2025.

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

Upon the closing of the IPO, the number of shares issuable became fixed such that the Libertas Warrants became indexed to the Company’s stock and were eligible to be classified in stockholders’ equity on the Company’s condensed consolidated balance sheets at that time. As such, the Company reclassified the fair value of the warrant liability of $1.0 million as of June 12, 2025 to stockholders’ equity and recognized $1.8 million of income due to the change in fair value of the Libertas Warrants within other income, net on the condensed consolidated statements of operations.

To determine the fair value of the Libertas Warrants, the Company utilized the Black-Scholes model to determine the common stock price on a non-controlling, non-marketable value basis. Key assumptions included equity volatility rate of 70%.

Debt

The Company modified certain debt arrangements as of March 31, 2022. The debt was recorded at present value to estimate the fair value of the debt obligation as of March 31, 2024 and December 31, 2023. Since the debt was fully accreted to its expected value during the nine months ended September 30, 2024, the debt is no longer measured at fair value on a recurring basis and was transferred out of Level 3 fair value measurements.

The changes in fair value of the Level 3 financial liabilities for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Debt	Investor Notes at Fair Value	Warrant Liability	Contingent Consideration
Balance as of July 1, 2025	$-	$3,795,934	$-	$-
Change in fair value	-	-	-	-
Settlement	-	(2,079,222)	-	-
Transfers out	-	-	-	-
Balance as of September 30, 2025	-	$1,716,712	-

	Debt	Investor Notes at Fair Value	Warrant Liability	Contingent Consideration
Balance as of July 1, 2024	$-	$-	$-	$46,882,276
Change in fair value	-	-	-	(4,100,000)
Transfers out	-	-	-	-
Balance as of September 30, 2024	-	-	-	$42,782,276

	Debt	Investor Notes at Fair Value	Warrant Liability	Contingent Consideration
Balance as of January 1, 2025	$-	$13,819,000	$-	$42,782,276
Addition	-	-	2,885,000	-
Change in fair value	-	(5,493,746)	(1,843,000)	(20,271,826)
Settlement	-	(6,608,542)	-	(17,242,462)
Transfers out	-	-	(1,042,000)	(5,267,988)
Balance as of September 30, 2025	$-	$1,716,712	$-	$-

	Debt	Investor Notes at Fair Value	Warrant Liability	Contingent Consideration
Balance as of January 1, 2024	$19,426,848	$-	-	$45,182,276
Change in fair value	13,671	-	-	(2,400,000)
Transfers out	(19,440,519)	-	-	-
Balance as of September 30, 2024	$-	-	-	$42,782,276

The change in the fair value of the debt is included in interest expense, net on the condensed consolidated statements of operations and represents the amortization of the debt discount. The change in the fair value of the Investor Notes at fair value is included in interest expense, net on the condensed consolidated statements of operations. The change in the fair value of the contingent consideration and warrant liability is included in other income, net on the condensed consolidated statements of operations.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions will more-likely-than-not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. Interest and penalties, if applicable, are recorded in the period assessed as income tax expense. No interest or penalties have been accrued for as of September 30, 2025 or December 31, 2024. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. While this event has no effect on the financial results for the three and nine months ended September 30, 2025, we are currently evaluating the impact of the new legislation.

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

Sales-based Royalties

Revenue for sales-based royalties is recognized at a point in time as subsequent sales occur.

The following table summarizes the revenue recognition based on time periods:

	Three Months ended September 30,		Nine Months ended September 30,
	2025	2024	2025	2024
Point in time	$4,488,722	$22,890,958	$37,222,788	$44,681,901
Over time	1,794,970	794,419	5,405,782	2,523,748
	$6,283,692	$23,685,377	$42,628,570	$47,205,649

The contract liabilities as of September 30, 2025 and December 31, 2024 were $2.8 million and $10.4 million, respectively. The majority of contract liabilities are expected to be recognized as revenue through 2025. The Company had no significant contract assets as of September 30, 2025 and December 31, 2024. During the three and nine months ended September 30, 2025, the Company recognized $1.3 million and $10.0 million, respectively, in revenue previously included in contract liabilities as of December 31, 2024.

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

Net Loss Per Share

Basic net loss per share is determined using the weighted average number of common shares outstanding during the period. Diluted net loss per share is based on the treasury stock method and computed by dividing net loss available to common stockholders by the diluted weighted-average shares of common stock outstanding during each period. The potentially dilutive shares are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when the effect is dilutive.

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of the anti-dilutive effect are as follows as of September 30, 2025: 0.4 million warrants, 0.3 million stock options, 0.1 million unsettled stock awards and units. The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of the anti-dilutive effect are as follows as of September 30, 2024: 0.1 million warrants, 0.3 million stock options, and 0.3 million contingent restricted stock awards, 2.2 million potential shares issuable under debt conversion agreements and 1.0 million potential shares issuable for contingent interest payments. The number of potentially dilutive shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted-average outstanding calculations as required if the securities were dilutive.

Debt Discounts

Debt issuance costs are presented as a discount to the related debt and are amortized over the term of the related loan for which the fees were incurred using the straight-line method, which approximates the effective interest method. As of September 30, 2025 and December 31, 2024, unamortized debt discount totaled zero and $0.3 million, respectively.

Foreign Currency

The functional currency of the Company’s foreign subsidiary is its local currency. As such, assets and liabilities are translated to U.S. dollars at the exchange rates on the date of consolidation and related revenues and expenses are generally translated at average exchange rates prevailing during the period included in results of operations. Adjustments resulting from foreign currency translation are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets. Foreign currency transaction gains and losses are included in other income, net on the condensed consolidated statements of operations. Losses from foreign currency transactions were not significant for the three and nine months ended September 30, 2025 and 2024, respectively.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for the Company for annual periods beginning after December 15, 2025. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. Adoption is either prospectively or retrospectively. The Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of the new standard on the annual consolidated financial statements and related disclosures.

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

On July 30, 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” This guidance amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The guidance is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its condensed consolidated financial statements and related disclosures.

2. Revolving Lines of Credit and Debt

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

In November 2018, Coastal Defense obtained two variable rate non-disclosable revolving lines of credit of up to $0.5 million and $0.2 million, due on demand, from First Citizens Community Bank (“FCCB”). These arrangements were collateralized by aircraft security agreements, assignments of life insurance, an assignment of a deposit account, and commercial security agreements dated November 15, 2018, and all associated financing statements. Interest was initially set at the prime rate as published in the Wall Street Journal plus 0.50 percentage points. Commencing in 2022, the Company was in default on these facilities, resulting in an additional 4% in interest per annum. The annual interest rate was 12% as of December 31, 2024. Jeffrey F. Parker, Coastal Defense’s former Vice-President and Treasurer, and stockholder of Holdings; Kenneth Parker, stockholder of Holdings; and Kyle Stanbro, Coastal Defense’s President and stockholder of Holdings; guaranteed these notes. As part of the Coastal Defense acquisition, the maturity dates of these notes were modified to be in 2022 as opposed to the original maturity date in 2069. No withdrawals were made during 2025 or 2024. During the quarter ended March 31, 2025, the lines of credit with FCCB were fully repaid and closed. The total amount outstanding on the lines of credit as of September 30, 2025 and December 31, 2024 was $0 and $0.1 million, respectively.

The two lines of credit with FCCB contained certain financial covenants. As of December 31, 2024, the Company was not in compliance with these financial covenants. However, the Company entered into a series of forbearance agreements with FCCB, under which FCCB agreed not to exercise its rights and remedies arising from such noncompliance through March 31, 2025, subject to the Company’s adherence to the terms of said forbearance agreements, which were satisfied at the time of repayment during the nine months ended September 30, 2025.

Current Maturities of Debt and Long-Term Debt

Current maturities of debt and long-term debt consist of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Bridge Loans	$2,759,500	$2,959,500
Libertas	-	2,791,691
WebBank	-	1,510,179
Muncy Bank & Trust Company 2021-1	-	651,000
Muncy Bank & Trust Company 2021-2	-	450,000
SBA COVID-19 Economic Injury Disaster Loan (“EIDL”)	500,000	500,000
Code 1	231,371	331,795
Perrin Legal Settlement	625,000	-
Husch Blackwell	210,858	-
Financed Insurance Premiums	807,395	173,348
First Citizens Community Bank	-	152,706
2022 Notes	-	2,066,396
2019 Notes	-	5,022,353
2018 Notes	-	12,351,771
	5,134,124	28,960,739
Less: unamortized debt discount	-	(280,019)
Less: current maturities of long-term debt	(4,459,378)	(27,992,450)
Long-term debt, net of current maturities	$674,746	$688,270

Aggregate maturities required on long-term debt as of September 30, 2025 are due in future years as follows:

Amount
2025 (remaining)	$3,667,831
2026	966,293
2027	6,974
2028	10,891
2029	11,358
Thereafter	470,777
Total	$5,134,124

Bridge Loans

From May 2022 through November 2024, the Company issued unsecured promissory notes, with no collateral or guarantees, to third parties for purposes of funding its operations. The aggregate principal balance of these notes was $2.8 million as of September 30, 2025 and are due 190 days from the closing of the IPO (the “Closing Date”.) During the nine months ended September 30, 2025, the Company issued 0.3 million shares related to these Investor Notes, funded $0.2 million and recorded interest expense of $2.9 million.

During the first quarter of fiscal 2025, the notes below except for $0.1 million, were amended such that interest would be payable in shares of common stock at the Closing Date whereby the number of shares would be based on the IPO price and the principal amounts due would be payable within the same number days subsequent to the closing of the IPO as stated in the prior amended note agreements.

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

First Citizens Community Bank

Between November 15, 2018 and May 15, 2019, Coastal Defense entered into three agreements which totaled $3.0 million with FCCB which had an outstanding of $0.2 million as of December 31, 2024. These arrangements were collateralized by aircraft security agreements, assignments of life insurance, an assignment of a deposit account, a commercial security agreement, and all associated financing statements. As of December 31, 2024, Coastal Defense was in default on the debt service coverage ratio covenant, and the term note was due on demand and is shown as a component of “Current maturities of debt” on the condensed consolidated balance sheets. Civil actions were filed against Coastal Defense and individual guarantors in the Tioga County Court, State of Pennsylvania, in July 2023. The claimant, FCCB, alleged that payment under certain promissory notes is due, and FCCB sought recovery of the outstanding amounts. FCCB obtained judgments against all named defendants. Jeffrey F. Parker, Coastal Defense’s former Vice President and Treasurer and stockholder of Holdings; the estate of Kenneth Parker, stockholder of Holdings; and Kyle Stanbro, Coastal Defense’s President and stockholder of Holdings have guaranteed this note. The Company negotiated forbearance agreements to prevent FCCB from enforcing the judgments through March 31, 2025. On March 27, 2025, the Company and FCCB agreed to payment terms and a release whereby $0.2 million in amounts due, including interest and fees, would be paid by April 30, 2025. During the nine months ended September 30, 2025, all amounts due to FCCB were paid.

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

On June 30, 2025, the Company amended the Satisfaction of Indebtedness and Satisfaction of Covenant Agreement to stipulate that the terms in the original agreement that were contingent upon the BCA Transactions would be completed within 15 business days of the IPO and identified the underlying recipients of the 440,584 shares described above. The Company issued 440,584 shares of the Company’s common stock, funded $1.9 million and recognized a gain on debt extinguishment of $13.1 million within interest expense, net during the nine months ended September 30, 2025 to satisfy the obligations attributable to the Bridge Notes.

Muncy Bank & Trust Company 2021-1

On September 15, 2021, Coastal Defense entered into a $0.7 million commercial promissory note agreement with Muncy Bank & Trust Company (“Muncy”) for continuing operations. The loan originally carried an annual interest rate of 4.5% per year and matured in March 2022. The maturity date of this promissory note was extended such that the principal amount of $0.7 million was due and payable on September 15, 2025 with interest payments at a rate of 8.5% per year due monthly. The Company repaid the Muncy note during the nine months ended September 30, 2025. This arrangement was collateralized by a life insurance policy and a contract with the Air Force. Jeffrey F. Parker, Coastal Defense’s former Vice President and Treasurer, and stockholder of Holdings, and Alison D. Parker, Corporate Secretary of Coastal Defense, have guaranteed this note.

Muncy Bank & Trust Company 2021-2

On January 21, 2021, Coastal Defense entered into a $0.4 million commercial promissory note agreement with the Muncy for continuing operations and for the execution of the Naval Special Warfare task orders. The loan originally carried an annual interest rate of 4.5% per year and matured in October 2021. The maturity date of this promissory note was extended such that the principal amount of $0.4 million was due and payable on September 20, 2025 with interest payments at a rate of 8.5% per year due monthly. The Company repaid the Muncy note during the nine months ended September 30, 2025. This arrangement was collateralized by a contract with the Naval Special Warfare Command. Jeffrey F. Parker, Coastal Defense’s former Vice President and Treasurer, and stockholder of Holdings has guaranteed this note.

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

During 2025, the Company entered into financing agreements which totaled $1.1 million in relation to financing its insurance premiums. The financings have maturity dates during 2026 and have interest rates ranging from 7.98% to 8.4% per year.

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

As of September 30, 2025, the Investor Notes had a fair value of $1.7 million and represented cash amounts due to holders. During the nine months ended September 30, 2025, the Company repaid $2.1 million of the Investor Notes at fair value and amended the remaining Investor Notes such that the remaining $1.8 million, inclusive of a $0.1 million extension fee, is due December 16, 2025. During the nine months ended September 30, 2025, the Company issued 0.4 million shares related to the Investor Notes at fair value, which is inclusive of 0.1 million of default shares for the IPO being completed after May 31, 2025, and recognized a $5.7 million gain on debt extinguishment.

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

3.	Stock, Warrants and Equity Incentive Plan

Authorized capital stock consists of 1.0 billion shares of our common stock, par value $0.000001 per share, and 10.0 million shares of preferred stock, par value $0.000001 per share. All of our authorized preferred stock is undesignated.

Common Stock

The Company has reserved the following shares of authorized but unissued common stock as of September 30, 2025: 0.3 million stock options, 0.4 million warrants, and 0.1 million of contingent restricted stock awards and units.

The Company recorded $14.4 million of stock compensation expense which was primarily related to 0.5 million contingent restricted stock awards and units during the nine months ended September 30, 2025. The majority of these awards and units were issued in July 2025.

In December 2024, the Company amended an Incentive Agreement with Dangroup such that Dangroup will receive shares in conjunction with the closing on the IPO such that their ownership will be 5% on a fully diluted basis. During the nine months ended September 30, 2025, the Company recorded $5.5 million of stock compensation expense related to the 0.5 million shares that were issued to Dangroup on June 12, 2025.

Warrants

The Company assumed warrants to purchase 0.1 million shares of the Company’s common stock as part of the merger with Jaunt. These warrants expire ten years from the date of issuance, March 10, 2022, have an exercise price of $16.83 per share and were outstanding as of September 30, 2025 and December 31, 2024. The Company determined that these warrants are equity classified.

During the quarter ended March 31, 2025, the Company entered into two warrant agreements with Libertas to purchase an aggregate of 0.5% of the fully diluted number of shares of common stock immediately before the closing of the IPO at an exercise price of $0.02 per share as described in Note 1. On June 12, 2025, in conjunction with the IPO, the number of Libertas Warrants became fixed, and on June 13, 2025, Libertas exercised their warrants in exchange for 104,415 shares of common stock. In July 2025, the Company entered into a warrant agreement with Libertas whereby Libertas had the option to purchase 0.1 million shares with an exercise price of $0.02 between July 28, 2025 and July 28, 2030 which resulted in the Company recording a charge of $1.2 million during the nine months ending September 30, 2025. Libertas exercised the warrants on July 31, 2025.

In September 2024, the Company executed a financing advisor agreement with Cantor Fitzgerald & Co. as compensation for assistance with the IPO, pursuant to which the Company agreed to issue to certain of the underwriters upon the closing of the IPO, the Underwriter Warrants, which are warrants exercisable for the number of shares of common stock equal to 5% of the total number of shares of common stock sold in such IPO. In conjunction with the IPO, the Company issued the Underwriter Warrants, which are exercisable into 345,000 shares of common stock. The Company determined the fair value of the Underwriter Warrants at the grant date on June 12, 2025 to be $2.0 million which was recorded as an issuance cost against IPO proceeds during the nine months ended September 30, 2025. The Underwriter Warrants have an exercise price of $11.00 and can be exercised between December 12, 2025 and June 12, 2030.

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

During the nine months ended September 30, 2025, there were 0.1 million of stock awards and 0 options, respectively, granted under the 2025 Plan.

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

On June 30, 2025, the Company amended the Aspen Satisfaction of Indebtedness and Satisfaction of Covenant Agreement to stipulate that the terms in the original agreement that were contingent upon the BCA Transactions would be completed within 15 business days of the IPO and identified the underlying recipients of the 71,319 shares related to the Aspen Carveout Plan. During the nine months ended September 30, 2025, the Company issued 63,447 shares of common stock, net of 7,872 shares that were withheld for taxes, funded $0.1 million, and recognized $1.7 million of stock compensation expense based on the June 30, 2025 modification date.

5.	Goodwill

The changes in the carrying value of goodwill were as follows:

	Advanced Avionics	Uncrewed Air Systems	Electric Air Mobility	Training	Total
Balance as of July 1, 2025	$-	$122,143,519	$434,346,520	$15,541,468	$572,031,507
Effect of exchange rate	-	(463,105)	-	-	(463,105)
Balance as of September 30, 2025	$-	$121,680,414	$434,346,520	$15,541,468	$571,568,402

Balance as of July 1, 2024	$-	$111,562,065	$451,370,520	$36,511,468	$599,444,053
Impairment	-	-	(17,024,000)	(20,970,000)	(37,994,000)
Effect of exchange rate	-	4,228,548	-	-	4,228,548
Balance as of September 30, 2024	$-	$115,790,613	$434,346,520	$15,541,468	$565,678,601

	Advanced Avionics	Uncrewed Air Systems	Electric Air Mobility	Training	Total
Balance as of January 1, 2025	$-	$107,620,343	$434,346,520	$15,541,468	$557,508,331
Effect of exchange rate	-	14,060,071	-	-	14,060,071
Balance as of September 30, 2025	$-	$121,680,414	$434,346,520	$15,541,468	$571,568,402

Balance as of January 1, 2024	$-	$114,720,513	$451,370,520	$36,511,468	$602,602,501
Impairment	-	-	(17,024,000)	(20,970,000)	(37,994,000)
Effect of exchange rate	-	1,070,100	-	-	1,070,100
Balance as of September 30, 2024	$-	$115,790,613	$434,346,520	$15,541,468	$565,678,601

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

6.	Intangible Assets, Net

Intangible assets acquired through business combinations were as follows:

	As of September 30, 2025
	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Carrying Value

Developed technology - definite lived	9.2	$100,207,657	$31,161,674	$69,045,983
Developed technology - indefinite lived	N/A	66,216	-	66,216
Tradenames - definite lived	3.4	1,932,472	1,074,909	857,563
Tradenames - indefinite lived	N/A	8,737,607	-	8,737,607
Customer relationships	3.6	20,334,303	13,218,130	7,116,173
Patents	6.7	547,891	307,910	239,981
		$131,826,146	$45,762,623	$86,063,523

	As of December 31, 2024
	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Carrying Value

Developed technology - definite lived	9.9	$99,377,209	$24,818,823	$74,558,386
Patents pending	N/A	66,216	-	66,216
Tradenames - definite-lived	4.1	1,892,631	824,044	1,068,587
Tradenames - indefinite-lived	N/A	8,737,607	-	8,737,607
Customer relationships	4.2	20,014,349	11,208,224	8,806,125
Patents	7.5	569,347	303,991	265,356
		$130,657,359	$37,155,082	$93,502,277

Amortization expense is reported on the condensed consolidated statements of operations line items as shown in the table below for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of revenue	$86,667	$106,667	$300,000	$320,000
Research and development	1,902,751	1,899,602	5,700,896	5,692,393
Sales and marketing	496,428	710,173	1,701,385	2,123,652
General and administrative	88,729	88,235	264,476	264,050
	$2,574,575	$2,804,677	$7,966,757	$8,400,095

Total estimated future amortization expense as of September 30, 2025 is as follows:

2025 (remaining)	$2,654,200
2026	10,284,890
2027	10,045,347
2028	9,881,483
2029	8,400,140
Thereafter	35,993,640
$77,259,700

7.	Inventory

Inventory consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Raw materials	$6,602,101	$8,150,164
Work in process	1,816,913	32,449
Finished goods	7,775,679	640,108
Total	$16,194,693	$8,822,721

8.	Balance Sheet Details

Accrued expenses consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accrued legal and professional fees	$3,663,209	$2,656,421
Payroll related expenses	3,257,579	3,380,449
Accrued warranty	185,037	286,874
Accrued taxes	2,377,753	9,669,506
Other accrued expenses	2,162,267	1,463,905
	$11,645,845	$17,457,155

9.	Deferred Compensation

As part of the Agreement and Plan of Merger by and among Jaunt, Legacy AIRO, the Company, Jaunt Merger Sub, LLC and Martin Peryea as member representative, dated as of October 6, 2021, as amended, and subsequent to that acquisition, the Company had deferred salary arrangements with various employees that allowed for a portion of their compensation to be deferred and paid upon a single outside investment of no less than $25 million, or such earlier time as the Company determined in its sole discretion that sufficient funds were available to commence payment of the deferred amounts. As of December 31, 2024, the accrued deferred compensation was $11.2 million.

During the nine months ended September 30, 2025, the Company issued 0.2 million shares, net of shares withheld for taxes, made cash payments of $0.8 million and recorded a $5.9 million gain within other income to partially settle these obligations. During October 2025, the Company funded the remaining $0.3 million to fully settle these obligations.

10.	Commitments and Contingencies

Consulting Agreement

In October 2020, the Company entered into an agreement for market analysis and business strategy consulting. The services were performed in prior periods. The agreement states a fee of $0.5 million for the services, due upon the completion of the IPO, SPAC merger, financing raise of at least $100 million or an acquisition of at least 50% of the equity of the Company. During the nine months ended September 30, 2025, the Company recorded $0.5 million of expense and funded the payment related to this consulting agreement.

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

During the nine months ended September 30, 2025, the Company issued 33,995 shares of common stock, recorded $0.3 million of stock compensation and funded $0.1 million to fully satisfy obligations under this agreement.

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

KDC IPO Payment Agreement

In April 2022, Aspen Avionics and KippsDeSanto & Co. (“KDC”) entered into an amendment (the “KDC IPO Payment Agreement”) to the parties’ prior engagement letter dated August 7, 2018 (the “KDC Agreement”), pursuant to which Aspen Avionics engaged KDC to provide financial advisory services in connection with AIRO’s potential acquisition of Aspen Avionics. Pursuant to the terms of the KDC IPO Payment Agreement upon the closing of the IPO, Aspen Avionics was obligated to fund a one-time, final payment of $1.0 million to be made to KDC in satisfaction of Aspen Avionics obligations under the KDC Agreement. During the nine months ended September 30, 2025, the Company recorded $1.0 million of expense and funded the payment related to the KDC Agreement.

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

Lease Agreement

During the quarter ended September 30, 2025, the Company entered into a five-year lease agreement in Phoenix, Arizona in support of its efforts to expand its U.S. footprint for advanced drone innovation which resulted in a right-of-use operating lease asset of $1.9 million, current operating lease liability of $0.3 million and noncurrent operating lease liability of $1.6 million.

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

A civil action was filed against Holdings, AIRO Group, AIRO Group (Illinois), AIRO Drone, Agile Defense, Joseph Burns, Chirinjeev Kathuria and John Uczekaj in Chancery Court in Delaware in September 2023. The claimant, Robert Perrin, one of the Company’s stockholders, alleged that the these entities failed to pay him for services allegedly rendered under an Employment Agreement with AIRO Group (Illinois), that the individual defendants have breached their fiduciary duties as members of the Company’s board of directors, and that defendants violated the Computer Fraud and Abuse Act. On November 17, 2023, the Company filed a motion to dismiss. In response, the claimant filed an Amended Complaint on February 22, 2024 in which he dropped AIRO Group (Illinois) as a defendant, dropped the breach of contract claim and added a wage claim under Delaware statute. On April 5, 2024, the Company filed a Partial Answer and Affirmative Defenses as well as a Partial Motion to Dismiss. In response, the claimant filed a Second Amended Complaint on May 16, 2024 in which he dropped the wage claim under Delaware statute and added a civil conspiracy claim against all defendants. The Company filed an Amended Answer on November 15, 2024. During the nine months ended September 2025, the Company agreed to settle Mr. Perrin’s individual claims in the lawsuit for $0.8 million, which will be paid over six quarters beginning the quarter ending September 30, 2025. As of September 30, 2025, the Company had recorded the $0.5 million and $0.1 million in current maturities of debt and long-term debt, net of current maturities, respectively.

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

The Company evaluates the performance of its reportable segments based on the net income (loss) for each reporting segment. Presented below are reconciliations of the reportable segment total revenues to the condensed consolidated revenues and the reportable segment total net income (loss) to the condensed consolidated net loss for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three months ended September 30, 2025
	Avionics	Drones	Electric Air Mobility	Training	Total
Revenue	$1,529,443	$3,144,852	$-	$1,609,397	$6,283,692
Cost of revenue	1,028,846	1,064,613	-	1,400,291	3,493,750
Gross profit	500,597	2,080,239	-	209,106	2,789,942
Research and development	511,451	1,708,590	1,904,130	-	4,124,171
Sales and marketing	490,144	615,889	-	496,428	1,602,461
General and administrative	762,510	2,161,126	452,900	888,580	4,265,116
Interest expense	816	-	-	62,526	63,342
Interest income	-	(197,043)	-	-	(197,043)
Other expense (income), net	46,808	28,135	(4,543,419)	1,631	(4,466,845)
Income tax benefit (expense)	-	613,149	-	-	613,149
Segment (loss) profit	$(1,311,132)	$(1,623,309)	$2,186,389	$(1,240,059)	(1,988,111)
Unallocated amounts:
Corporate expenses					4,778,073
Interest expense, net					54,036
Other expense, net					1,141,796
Net loss					$(7,962,016)

	Three months ended September 30, 2024
	Avionics	Drones	Electric Air Mobility	Training	Total
Revenue	$2,028,185	$20,939,783	$-	$717,409	$23,685,377
Cost of revenue	1,415,111	5,330,965	-	657,566	7,403,642
Gross profit	613,074	15,608,818	-	59,843	16,281,735
Research and development	234,221	1,099,039	1,925,352	-	3,258,612
Sales and marketing	405,155	655,035	-	497,308	1,557,498
General and administrative	451,383	1,629,517	445,748	604,761	3,131,409
Goodwill impairment	-	-	17,024,000	20,970,000	37,994,000
Interest expense	36,128	1,330,946	-	46,651	1,413,725
Interest income	-	(45,857)	-	-	(45,857)
Other (income) expense, net	(1,826)	(9,962)	(4,100,628)	3,756	(4,108,660)
Income tax expense	-	(2,382,796)	-	-	(2,382,796)
Segment loss	$(511,987)	$8,567,304	$(15,294,472)	$(22,062,633)	(29,301,788)
Unallocated amounts:
Corporate expenses					707,367
Interest expense, net					307,748
Other expense, net					13,623
Net loss					$(30,330,526)

	Nine months ended September 30, 2025
	Avionics	Drones	Electric Air Mobility	Training	Total
Revenue	$5,305,319	$33,597,242	$-	$3,726,009	$42,628,570
Cost of revenue	3,178,190	11,619,445	-	3,073,901	17,871,536
Gross profit	2,127,129	21,977,797	-	652,108	24,757,034
Research and development	955,290	5,316,908	5,619,442	-	11,891,640
Sales and marketing	1,104,714	2,199,684	-	1,489,284	4,793,682
General and administrative	3,293,687	6,171,939	944,235	12,305,302	22,715,163
Interest expense	20,599	158,474	-	208,584	387,657
Interest income	-	(312,530)	-	-	(312,530)
Gain on debt extinguishment, net	(13,090,628)	-	-	-	(13,090,628)
Other expense (income), net	675,267	(253,036)	(23,116,974)	(2,678,450)	(25,373,193)
Income tax expense	-	(1,731,130)	-	-	(1,731,130)
Segment profit (loss)	$9,168,200	$6,965,228	$16,553,297	$(10,672,612)	22,014,113
Unallocated amounts:
Corporate expenses					20,106,518
Interest expense, net					9,122,529
Gain on debt extinguishment, net					(2,468,441)
Other income, net					(682,151)
Net loss					$(4,064,342)

	Nine months ended September 30, 2024
	Avionics	Drones	Electric Air Mobility	Training	Total
Revenue	$7,306,514	$37,331,717	$-	$2,567,418	$47,205,649
Cost of revenue	4,682,311	9,784,399	-	2,195,038	16,661,748
Gross profit	2,624,203	27,547,318	-	372,380	30,543,901
Research and development	821,711	2,964,645	5,790,511	-	9,576,867
Sales and marketing	1,035,210	1,689,187	-	1,493,159	4,217,556
General and administrative	1,469,520	4,103,081	1,780,887	1,961,948	9,315,436
Goodwill impairment	-	-	17,024,000	20,970,000	37,994,000
Interest expense	114,751	1,963,396	-	202,139	2,280,286
Interest income	-	(181,302)	-	-	(181,302)
Other expense (income), net	48,234	37,215	(2,400,783)	(11,161)	(2,326,495)
Income tax expense	-	(3,811,383)	-	-	(3,811,383)
Segment (loss) profit	$(865,223)	$13,159,713	$(22,194,615)	$(24,243,705)	(34,143,830)
Unallocated amounts:
Corporate expenses					2,964,223
Interest expense, net					818,380
Other expense, net					13,623
Net loss					$(37,940,056)

The following table presents revenue by geographic area for the three and nine months ended September 30:

	Three months ended September 30, 2025
	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$1,076,213	$65,098	$-	$1,609,397	$2,750,708
Europe	284,778	2,529,595	-	-	2,814,373
Other	168,452	550,159	-	-	718,611
	$1,529,443	$3,144,852	$-	$1,609,397	$6,283,692

	Three months ended September 30, 2024
	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$1,310,599	$1,149,243	$-	$717,409	$3,177,251
Europe	306,182	19,790,540	-	-	20,096,722
Other	411,404	-	-	-	411,404
	$2,028,185	$20,939,783	$-	$717,409	$23,685,377

	Nine months ended September 30, 2025
	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$3,384,220	$98,474	$-	$3,726,009	$7,208,703
Europe	1,204,285	32,948,609	-	-	34,152,894
Other	716,814	550,159	-	-	1,266,973
	$5,305,319	$33,597,242	$-	$3,726,009	$42,628,570

	Nine months ended September 30, 2024
	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$4,185,864	$1,149,243	$-	$2,567,418	$7,902,525
Europe	1,659,456	36,182,474	-	-	37,841,930
Other	1,461,194	-	-	-	1,461,194
	$7,306,514	$37,331,717	$-	$2,567,418	$47,205,649

The following table presents revenue by products and services for the three and nine months ended September 30:

	Three months ended September 30, 2025
	Avionics	Drones	Electric Air Mobility	Training	Total
Products	$1,529,443	$1,288,681	$-	$316,350	$3,134,474
Services	-	1,856,171	-	1,293,047	3,149,218
	$1,529,443	$3,144,852	$-	$1,609,397	$6,283,692

	Three months ended September 30, 2024
	Avionics	Drones	Electric Air Mobility	Training	Total
Products	$2,028,185	$19,856,988	$-	$47,975	$21,933,148
Services	-	1,082,795	-	669,434	1,752,229
	$2,028,185	$20,939,783	$-	$717,409	$23,685,377

	Nine months ended September 30, 2025
	Avionics	Drones	Electric Air Mobility	Training	Total
Products	$5,295,427	$28,140,150	$-	$902,062	$34,337,639
Services	9,892	5,457,092	-	2,823,947	8,290,931
	$5,305,319	$33,597,242	$-	$3,726,009	$42,628,570

	Nine months ended September 30, 2024
	Avionics	Drones	Electric Air Mobility	Training	Total
Products	$7,306,514	$34,525,042	$-	$127,945	$41,959,501
Services	-	2,806,675	-	2,439,473	5,246,148
	$7,306,514	$37,331,717	$-	$2,567,418	$47,205,649

The following table presents capital expenditures, depreciation and amortization, stock-based compensation and contingent consideration fair value adjustments for the three and nine months ended September 30:

	Three months ended September 30, 2025
	Avionics	Drones	Electric Air Mobility	Training	Total
Depreciation and amortization	$99,886	$361,289	$1,700,332	$748,005	$2,909,512
Stock-based compensation	-	150,900	-	-	150,900
Capital expenditures	149,647	404,644	-	385,946	940,237

	Three months ended September 30, 2024
	Avionics	Drones	Electric Air Mobility	Training	Total
Depreciation and amortization	$124,243	$502,121	$1,700,331	$807,403	$3,134,098
Stock-based compensation	-	-	122,502	-	122,502
Contingent consideration fair value adjustments	-	-	(4,100,000)	-	(4,100,000)
Capital expenditures	-	96,865	-	-	96,865

	Nine months ended September 30, 2025
	Avionics	Drones	Electric Air Mobility	Training	Total
Depreciation and amortization	$343,681	$1,227,915	$5,100,992	$2,362,812	$9,035,400
Stock-based compensation	1,716,648	150,900	166,056	10,087,029	12,120,633
Contingent consideration fair value adjustments	-	(365,053)	(17,223,030)	(2,683,743)	(20,271,826)
Capital expenditures	149,647	1,212,973	-	644,551	2,007,171

	Nine months ended September 30, 2024
	Avionics	Drones	Electric Air Mobility	Training	Total
Depreciation and amortization	$372,505	$1,442,237	$5,100,993	$2,562,209	$9,477,944
Stock-based compensation	-	-	593,589	-	593,589
Contingent consideration fair value adjustments	-	-	(2,400,000)	-	(2,400,000)
Capital expenditures	-	551,119	-	-	551,119

The following table presents tangible long-lived assets by geographic area as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$341,098	$-	$834	$4,910,320	$5,252,252
Europe	-	2,321,162	-	-	2,321,162
	$341,098	$2,321,162	$834	$4,910,320	$7,573,414

	December 31, 2024
	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$201,112	$-	$1,822	$5,338,936	$5,541,870
Europe	-	1,291,947	-	-	1,291,947
	$201,112	$1,291,947	$1,822	$5,338,936	$6,833,817

Total segment assets reconciled to consolidated amounts are as follows as of September 30, 2025 and December 31, 2024:

	Total Segment assets
	Avionics	Drones	Electric Air Mobility	Training	Corporate	Total
September 30, 2025	$3,880,030	$158,044,795	$507,741,408	$31,120,269	$73,789,709	$774,576,211
December 31, 2024	$1,208,363	$150,721,804	$514,151,757	$32,377,740	$2,539,123	$700,998,787

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

Drones

Because it contracts with the “DoD” and other agencies of the U.S. government—and, for certain of those contracts, requires access to classified information—the Company’s Drones segment is subject to extensive federal statutes and regulations, including the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement, the Truthful Cost and Pricing statute, the Foreign Corrupt Practices Act, the False Claims Act, and the regulations implementing the National Industrial Security Program Operating Manual (“NISPOM”). The NISPOM regulations establish the security requirements applicable to classified contracts and programs, facility security clearances, and personnel security clearances. The federal government audits and reviews contractors’ performance on contracts, pricing practices, cost accounting systems and practices, and compliance with applicable laws, regulations and standards. Like most government contractors, the Drones segment’s contracts are audited and reviewed regularly by federal agencies, including the Defense Contract Management Agency and the Defense Contract Audit Agency.

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

12.	Related Party Transactions

Related party transactions include the following:

●	Aspen Avionics has a Commercialization Agreement with Centro Italiano Richerche Aerospaziali S.c.p.A (“CIRA”), a stockholder of Aspen Avionics, whereby CIRA licensed certain technology to Aspen Avionics. As consideration for the license, CIRA will receive a royalty based on each unit sold by Aspen Avionics. In March 2020, Aspen Avionics entered into an agreement with CIRA to settle unpaid royalty amounts due under a development agreement. The Company owed $0.6 million to CIRA as of September 30, 2025 and December 31, 2024.

●	Aspen Avionics owed $0.4 million to Accord Global, a stockholder, as of December 31, 2024, which was funded during the nine months ended September 30, 2025. Sales to Accord Global were $0 during the three and nine months ended September 30, 2025, respectively. Sales to Accord Global were $0.2 million and $0.3 million during the three and nine months ended September 30, 2024, respectively.

●	As of September 30, 2025 and December 31, 2024, Coastal Defense had net receivables due from Failor Services, Inc. (“Failor”), which is owned by a stockholder of the Company, of $0.4 million which are included in “Related party receivables” on the condensed consolidated balance sheets. No purchases were made from Failor during the three and nine months ended September 30, 2025 or 2024. Coastal Defense also pays for certain expenses on Failor’s behalf, which are reimbursable to Coastal Defense.

●	Coastal Defense uses West Run LLC (“West Run”) as a subcontractor for its military exercises. West Run is owned by both a Coastal Defense employee and a shareholder of the Company and the wife of Coastal Defense’s former President. The Company owed $0.4 million and $0.3 million to West Run as of September 30, 2025 and December 31, 2024, respectively.

●	During 2024, the Company issued a series of promissory notes to Martin Peryea, its Senior Vice President and General Manager, Electric Air Mobility Division, which totaled $0.2 million as of September 30, 2025 and December 31, 2024 which were payable within two weeks of closing of the IPO and has an interest charge of $1. The Company is in discussions with Mr. Peryea and is evaluating potential changes to the terms.

●	From May 2022 through January 2025, the Company issued unsecured promissory notes, with no collateral or guarantees, to employees and stockholders for purposes of funding its operations. The principal balance of these notes was $3.8 million and $4.2 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the $3.8 million of Investor Notes as described below are due 190 days from the IPO.

During the nine months ended September 30, 2025, the Company repaid $0.6 million, issued 0.4 million shares related to these Investor Notes and recognized $3.9 million of interest expense.

During the first quarter of 2025, $3.4 million of the notes below were amended such that interest would be payable in shares at the Closing whereby the number of shares would be based on the trading price and the principal amounts due would be payable within the same number days subsequent to the Closing.

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

Notes totaling $0.1 million, as amended, accrued an interest charge equal to $50,000 payable in shares of common stock immediately prior to Closing, with the principal due by June 30, 2025.

Notes totaling $0.5 million with Dangroup which accrued interest at a rate of 10.5% per annum became payable five days after the Closing or the closing of one or more financing transactions with an aggregate value of at least $35.0 million.

●	Coastal Defense entered into unsecured due on demand notes with two stockholders (the “Stockholder Notes”). Interest is charged at 7.00% per year. As of September 30, 2025 and December 31, 2024, the total outstanding balance of the Stockholder Notes was $1.0 million. The Company is in discussions with the counterparties and is evaluating potential changes to the terms.

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

Given that the BCA Transactions were not consummated, at the closing of the IPO, the Company issued the following shares and used the following proceeds to satisfy the following contingent consideration obligations:

●	Promissory Note issued in connection with the Agile Defense Acquisition (the “Agile Defense Promissory Note”) - issued 34,360 shares of common stock and used proceeds of $1.0 million during the nine months ended September 30, 2025 to satisfy the Company’s obligations to the under the Agile Defense Promissory Note and Note Termination Agreement.

●	Promissory Note issued in connection with the Airo Drone acquisition (the “Airo Drone Promissory Note”) - issued 37,080 shares of common stock and used proceeds of $0.6 million during the nine months ended September 30, 2025 to satisfy the Company’s obligations under the Airo Drone Promissory Note and Note Termination Agreement.

●	Promissory Note issued in connection with the acquisition of Coastal Defense (the “CDI Promissory Note”), as amended on March 7, 2025 - issued 203,707 shares of common stock and used proceeds of $2.0 million during the nine months ended September 30, 2025 to satisfy the Company’s obligations to the holders under the CDI Promissory Note pursuant to a Promissory Note Termination Agreement.

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

Given that the BCA Transactions were not consummated, at the Closing, the Company issued 1,122,437 shares of the Company’s common stock and funded $5.0 million during the nine months ended September 30, 2025 to satisfy the Company’s obligations to the holders under the Jaunt Satisfaction of Indebtedness and Satisfaction of Covenant Agreement.

●	In conjunction with the Aspen Avionics acquisition, the Company agreed to assume $25.3 million of obligations as defined within the merger agreement of which $19.4 million was attributable to the Aspen Notes, $1.9 million was attributable to future allowable services or to be payable to the former Aspen Avionics shareholders at the Closing, and $0.9 million was attributable to the Aspen Carveout Plan. The Aspen Carveout Plan also includes a one-time stock payment of $2.0 million for designated employees and consultants payable upon the occurrence of certain change in control events. On October 6, 2023, the Company signed a satisfaction of indebtedness and satisfaction of covenant agreement (the “Aspen Satisfaction of Indebtedness and Satisfaction of Covenant Agreement”), whereby all of the holders agreed to convert various amounts due, which included $17.5 million under the Bridge Notes, $0.8 million related to the cash portion of Aspen Carveout Plan, and $1.7 million attributable to the a contingency to Aspen shareholders (“Aspen Contingent Debt”) into 440,584 shares, 20,010 shares and 43,512 shares, respectively, of the Company’s common stock immediately prior to the closing of the BCA Transactions, with the remaining amount of $2.2 million owed to such holders to be paid at the closing of the BCA Transactions. The $2.0 million payment in stock, which equates to 51,309 shares, was also due at the closing of a business combination.

The Company issued 440,584 shares of the Company’s common stock, funded $1.9 million and recognized a gain on debt extinguishment of $13.1 million during the nine months ended September 30, 2025 as described in Note 2 to satisfy the obligations attributable to the Bridge Notes.

Prior to the IPO, the Company had not recorded the Aspen Contingent Debt as it was not probable or estimable in accordance with ASC 450. On June 12, 2025, the Company issued 43,512 shares to the target representative and recorded an accrual for $0.2 million related to the Aspen Contingent Debt which resulted in $0.6 million of other expense during the nine months ended September 30, 2025.

On June 30, 2025, the Company amended the Aspen Satisfaction of Indebtedness and Satisfaction of Covenant Agreement to stipulate that the terms in the original agreement that were contingent upon the BCA Transactions would be completed within 15 business days of the IPO and identified the underlying recipients of 43,512 of the shares described above. In conjunction with the amended Satisfaction of Indebtedness and Satisfaction of Covenant Agreement, the target representative transferred the shares to the underlying shareholders. The Company agreed to fund the remaining $0.2 million owed under the Aspen Contingent Debt by December 1, 2025.

During the nine months ended September 30, 2025, the Company issued 71,319 shares of the Company’s common stock, funded $0.1 million and recognized $1.7 million of stock compensation, as described in Note 4, to fully settle all obligations with the participants of the Aspen Carveout Plan.

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

In June 2024, the Company amended the Equity Purchase Agreement to extend the payment dates for the remaining balance on the seller promissory note to five business days following the date that the Company, or its successor, closes one or more financing transactions with an aggregate value of at least $35 million, and for the remaining earnout liability to five business days following the date that the Company, or its successor, closes one or more financing transactions with an aggregate value of at least $45 million. Interest shall continue to accrue on the earned but unpaid earnout amounts at the federal discount rate plus five percent, compounded quarterly. The former shareholders agreed to waive enforcement of payment until June 30, 2025. The Company recorded $0.7 million and $1.0 million of interest during the three and nine months ended September 30, 2024, respectively. The Company recorded $0 million and $0.2 million of interest during the three and nine months ended September 30, 2025, respectively.

During the nine months ended September 30, 2025, the Company repaid $3.2 million of its Due to seller obligations. As of December 31, 2024, the total amount included in due to seller and owed under the earnouts was $3.1 million.

●	On June 28, 2024, the Company signed an Incentive Agreement whereby the Company will pay Dangroup 20% of Sky-Watch’s EBITDA as an incentive bonus for their continued involvement in Sky-Watch’s governance, management and/or other operations commencing on January 1, 2025 for an initial term of five years. The Incentive Agreement also included a contingent 5% payout on any aggregate earnout awards that the Company’s stockholders were entitled to in conjunction with the BCA Transactions. In December 2024, the Incentive Agreement was amended such that Dangroup will contingently receive shares in conjunction with the Closing such that their ownership will be 5% on a fully diluted basis. In conjunction with the IPO, the Company recorded $5.5 million of stock compensation expense related to the 0.5 million shares that were issued to Dangroup during the nine months ended September 30, 2025.

On June 28, 2024, the Company signed a Consulting Agreement whereby the Company will pay a shareholder and former board member of Sky-Watch 2.5% of Sky-Watch’s EBITDA as a consulting fee for his assistance with branding and rolling out products and services into new and additional markets commencing on January 1, 2024. This agreement may be terminated by either party with 30 days notice.

During the three and nine months ended September 30, 2025, the Company recorded $0.5 million of income and $2.1 million of expense, respectively, within general and administrative expense related to the Incentive and Consulting Agreement. During the three and nine months ended September 30, 2024, the Company recorded $0.3 million and $0.5 million, respectively, related to the Incentive and Consulting Agreement.

13.	Subsequent Events

The Company has evaluated subsequent events through November 14, 2025, which represents the date the condensed consolidated financial statements were available for issuance. Other than the items listed below, there were no subsequent events that would require adjustment to or disclosure in these condensed consolidated financial statements.

In October 2025, the Company entered into a non-binding letter of intent with Degree-Trans LLC dba Bullet (“Bullet”), a Ukrainian developer of turbojet unmanned interceptor systems, to establish a 50/50 joint venture to produce and deploy Bullet’s combat-proven fixed-wing unmanned aerial vehicle (“UAV”) technology across the United States, North Atlantic Treaty Organization (“NATO”) defense markets and Ukraine.

On November 13, 2025, AIRO Drone, entered into a Joint Venture and Operating Agreement (the “JV Agreement”) with Nord Drone Group, LLC (“NDG”), a Ukrainian limited liability company, pursuant to which AIRO Drone and NDG will form AIRO Nord-Drone, LLC, a Delaware limited liability company (the “JV”). Pursuant to the terms of the JV Agreement, the JV will develop, manufacture, and commercialize unmanned aerial systems primarily designed for delivering munitions, targeting U.S., NATO, and Ukrainian defense markets. Each of the parties will contribute operational resources and capabilities to the JV. The Company will contribute business development, sales, manufacturing, engineering, and government certification resources, as well as manufacturing facilities in the United States, while NDG will contribute intellectual property, engineering data, operational resources, and manufacturing facilities in Ukraine. In addition, the Company will reimburse NDG for reasonable out-of-pocket costs incurred by NDG in obtaining NATO certification required by the JV Agreement, up to a maximum amount of $50,000 within 30 days of the closing of the JV.

Each party to the JV will receive 50% of the limited liability company interests of the JV. The JV will be governed by a five-member board of managers, with each party appointing two directors and the acting chairman of the Company’s board of directors serving as the fifth director and chairman of the JV.

The consummation of the JV is subject to various closing conditions, including executing certain ancillary agreements between the parties and the JV, including intellectual property license, manufacturing, and services agreements, and obtaining any regulatory required under applicable law or by any governmental authority.  Unless the parties agree, the JV Agreement will terminate and the JV will not be consummated if closing does not occur by February 11, 2026.

There can be no assurance that closing conditions under the JV Agreement will be satisfied or when or that the JV will be consummated on the terms described herein or at all. The JV involves material risks including operational challenges related to NDG’s location in Ukraine during ongoing military conflict, complex export control and sanctions compliance requirements, and potential regulatory scrutiny regarding foreign defense partnerships.

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

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements. The following factors, among others, may cause actual results to differ materially from those expressed or implied in our forward-looking statements:

●	our failure to comply with covenants under debt instruments;

●	our ability to successfully integrate the businesses and personnel of acquired companies and businesses, including those acquired in the Put-Together Transaction, and our ability to realize the anticipated synergies and benefits of such acquisitions;

●	our ability to keep pace with technological advances and our dependance on advances in technology by other companies, many of which have substantially greater resources than we do;

●	our inability to acquire additional aircraft to support our Training segment on acceptable terms or at all;

●	the impact that our customers may experience from service failures or interruptions due to defects in the software, infrastructure, components or engineering system that comprise our products and services, or due to errors in product installation;

●	our dependence on the continuing efforts of our key personnel and on our ability to attract and retain highly skilled personnel and senior management;

●	that we have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our condensed consolidated financial statements;

●	our failure to comply with applicable government regulations;

●	any disruptions or threatened disruptions to our relationships with our distributors, suppliers, customers and employees, including shortages in components for our products;

●	our significant reliance on sales to the U.S. government, particularly to agencies of the DoD and a decline in government budgets, funding, changes in spending or budgetary priorities, or delays in contract awards;

●	budget uncertainty, the risk of future budget cuts, the impact of continuing resolution funding mechanisms, the debt ceiling and government shutdowns, and changing funding and acquisition priorities;

●	changes in the supply, demand and/or prices for our products and services and our ability to perform under existing contracts and obtain new contracts;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

●	our ability to respond and adapt to changes in economic, capital market, and political conditions in the U.S. and globally, such as from the global sanctions and export controls with respect to Russia, and any changes therein, and including changes related to financial market conditions, banking industry disruptions, fluctuations in commodity prices or supply (including energy supply), inflation, interest rates and foreign currency exchange rates, disruptions in global supply chain and labor markets, and geopolitical risks, including in the Middle East and Ukraine;

●	failure to develop new products or integrate new technology into current products;

●	unfavorable results in legal proceedings;

●	our anticipated use of the net proceeds;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

●	our expectations regarding the period during which we qualify as an emerging growth company and smaller reporting company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements as of December 31, 2024 and 2023 and for each of the two years in the period ended December 31, 2024, together with related notes thereto, included in the Company’s final prospectus, dated June 12, 2025, filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on June 16, 2025 (the “Prospectus”), and the unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine-month periods ended September 30, 2025 and 2024 included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with GAAP. Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Initial Public Offering, Follow-on Offering and Repurchase

On June 16, 2025, we completed the initial public offering of 6.9 million shares of our common stock (the “IPO”), which included an additional 0.9 million shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares, at an initial public offering price of $10.00 per share. Our common stock began trading on the Nasdaq Global Market under the ticker symbol “AIRO” on June 13, 2025. The net proceeds to AIRO from the IPO, after deducting $10.7 million of underwriting discounts and commissions, and issuance costs paid were $58.3 million.

On September 12, 2025, the Company completed its Follow-on Offering of 4.8 million shares of its common stock, which included an additional 0.6 million shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares, at an offering price of $18.50 per share. The net proceeds to AIRO from the Follow-on Offering, after deducting $6.8 million of underwriting discounts and commissions were $82.6 million.

On September 12, 2025, the Company repurchased 1.1 million shares, which included an additional 0.1 million shares of common stock as a result of the underwriters’ option described above, from certain existing shareholders, including certain directors and executive officers and their affiliates at an offering price of $17.39 per share. The proceeds to shareholders paid were $19.4 million.

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

We acquired Agile Defense on February 25, 2022, pursuant to the terms and conditions of an Agreement and Plan of Merger by and among Agile Defense, AIRO Group, Inc., n/k/a Old AGI, Inc., a Delaware corporation (“Legacy AIRO”), us, Agile Defense Merger Sub, LLC, and Joseph Burns as target representative, dated as of October 6, 2021, as amended, in exchange for consideration in the form of a promissory note in the amount of $2.3 million (the “Agile Defense Promissory Note”). The Agile Defense Promissory Note bears no interest and was originally payable within five business days following the commencement of public trading of our common stock. On October 2, 2023, the parties signed a promissory note termination agreement (the “Agile Defense Promissory Note Termination Agreement”) whereby six of the seven note holders agreed to convert $1.4 million of the principal owed to them under the Agile Defense Promissory Note into 34,360 shares of our common stock immediately prior to the closing of the BCA Transactions, with the remaining principal of $0.2 million owed to such holders to be paid at the closing of the BCA Transactions. Given that the BCA Transactions were not consummated, in connection with the Closing, we issued 34,360 shares of our common stock to satisfy our obligations pursuant to the Agile Defense Promissory Note Termination Agreement and used proceeds of $1.0 million from the IPO to satisfy our obligations to the remaining holder under the Agile Defense Promissory Note during the nine months ended September 30, 2025.

We acquired AIRO Drone on February 25, 2022, pursuant to the terms and conditions of an Agreement and Plan of Merger by and among AIRO Drone, Legacy AIRO, us, AIRO Drone Merger Sub, LLC and Joseph Burns as target representative, dated as of October 6, 2021, as amended, in exchange for consideration in the form of a promissory note in the amount of $2.1 million (the “AIRO Drone Promissory Note”). The AIRO Drone Promissory Note bears no interest and was originally payable within five business days following the commencement of public trading of our common stock. On October 2, 2023, the parties signed a promissory note termination agreement (the “AIRO Drone Promissory Note Termination Agreement”) whereby nine of the ten note holders agreed to convert approximately $1.5 million of the principal owed to them under the AIRO Drone Promissory Note into 37,080 shares of our common stock immediately prior to the closing of the BCA Transactions, with the remaining principal of $0.2 million owed to such holders to be paid at the closing of the BCA Transactions. Given that the BCA Transactions were not consummated, in connection with the Closing, we issued 37,080 shares of our common stock to satisfy our obligations pursuant to the AIRO Drone Promissory Note Termination Agreement and used proceeds of $0.6 million from the IPO to satisfy our obligations to the remaining holder under the AIRO Drone Promissory Note and the other holders pursuant to the AIRO Drone Promissory Note Termination Agreement during the nine months ended September 30, 2025.

We acquired Jaunt on March 10, 2022, pursuant to the terms and conditions of an Agreement and Plan of Merger by and among Jaunt, Legacy AIRO, us, Jaunt Merger Sub, LLC and Martin Peryea as member representative, dated as of October 6, 2021, as amended, in exchange for consideration in the form of 3,143,001 shares of our common stock. As part of this acquisition, we acquired a contingent obligation originating from Jaunt’s acquisition of certain patents, licenses, and other intellectual property from Carter Aviation, a former member of Jaunt, in April 2019 (the “Jaunt Contingent Arrangement”). Under the Jaunt Contingent Arrangement, 10% of any cash receipt, including all income, receipts, proceeds, debt or equity investment, earnings, sales, or winnings, up to $50 million is payable to Carter Aviation. As of the acquisition date, $49.6 million in future payments remained on this obligation. The original terms of the Jaunt Contingent Arrangement provided that upon the completion of a business combination, the contingent consideration assumed from Jaunt would be replaced by promissory notes, the first of which would be for $23.0 million due one day after the closing of such business combination, and the second would be for the remaining portion of the contingent consideration and would be paid over three years subsequent to such closing. On October 27, 2023, we signed a satisfaction of indebtedness and satisfaction of covenant agreement (the “Jaunt Satisfaction of Indebtedness and Satisfaction of Covenant Agreement”), whereby the holder agreed to convert $44.6 million of the obligations owed to it as part of the Jaunt acquisition into 1,122,437 shares of our common stock immediately prior to the closing of the BCA Transactions, with the remaining portion of the contingent consideration of $5.0 million owed to such holders to be paid at the closing of the BCA Transactions. Given that the BCA Transactions were not consummated, in connection with the Closing, we issued 1,122,437 shares of our common stock and funded $5.0 million to satisfy our obligations pursuant to the Jaunt Satisfaction of Indebtedness and Satisfaction of Covenant Agreement during the nine months ended September 30, 2025.

We acquired Sky-Watch on March 28, 2022, pursuant to the terms and conditions of an Equity Purchase Agreement by and among Sky-Watch, Legacy AIRO, us, Dangroup ApS and Mekan I/S v/Per Pedersen & Claus Bo Jensen, dated as of October 6, 2021, as amended, in exchange for consideration in the form of a promissory note in the amount of $12.9 million (the “Sky-Watch Promissory Note”), 524,064 shares of our common stock and an earnout of up to $6.5 million based on performance commencing on the closing date of the acquisition through June 2024. The $6.5 million earnout was made up of $3 million that was payable on a dollar-for-dollar basis on revenue earned within the first two-year anniversary of the acquisition and $3.5 million would become due and payable if Sky-Watch earns a minimum of $13.8 million in revenue during the period from the acquisition date through June 2024. In December 2022, the Equity Purchase Agreement was amended to increase the second earnout amount from $3.5 million to $7.5 million and to extend the earnout period to include the full fiscal year periods of 2022 through 2024. In March 2023, the Equity Purchase Agreement was further amended to add a third earnout of $4.0 million if revenue during the full fiscal year periods of 2022 through 2024 reaches $17.0 million. In March 2024, the parties further amended the Equity Purchase Agreement, pursuant to which the former shareholders of Sky-Watch became eligible for an additional earnout of $1.0 million if Sky-Watch achieves earnings before interest, taxes, depreciation and amortization (“EBITDA”) of DKK 127,107,500 or above for fiscal year 2024. On June 28, 2024, the parties signed an amendment to the promissory notes (the “Sky-Watch Promissory Note Amendment”) whereby (i) the remaining principal of $5.7 million payable within five business days of the date that we or our successor closes one or more financing transactions with an aggregate value of at least $35.0 million and (ii) the remaining earnout liability is payable within five business days following the date that the we, or our successor, closes one or more financing transactions with an aggregate value of at least $45.0 million with interest continuing to accrue on the earned but unpaid earnout amounts at the federal discount rate plus 5.0%, compounded quarterly. In December 2024, we made a $13.9 million payment which resulted in a remaining balance of $3.1 million as of December 31, 2024. During the nine months ended September 30, 2025, we funded $3.2 million to satisfy our obligations under these agreements.

We acquired Aspen Avionics on April 1, 2022, pursuant to the terms and conditions of an Agreement and Plan of Merger (the “Aspen Merger Agreement”) by and among Aspen, Legacy AIRO, us, Aspen Merger Sub, Inc. and John Uczekaj as target representative, dated as of October 6, 2021, as amended, in exchange for consideration in the form of 1,515,151 shares of our common stock. As part of this transaction, we agreed to assume $25.3 million of obligations, which primarily included $19.4 million related to the Aspen Notes, $2.9 million related to the Aspen Carveout Contingency and $1.9 million attributable to future allowable services or to be payable to the former Aspen Avionics shareholders at the Closing (“Aspen Contingent Debt”).

On October 6, 2023, we signed a satisfaction of indebtedness and satisfaction of covenant agreement (the “Aspen Satisfaction of Indebtedness and Satisfaction of Covenant Agreement”), whereby all of the holders agreed to convert various amounts due, which included $17.5 million under the Aspen Notes, $0.8 million related to the cash portion of Aspen Carveout Contingency, and $1.7 million attributable to the Aspen Contingent Debt into 440,584 shares, 43,512 shares and 20,010 shares, respectively, of our common stock immediately prior to the closing of the BCA Transactions, with the remaining amount of $2.2 million owed to such holders to be paid at the closing of the BCA Transactions. The 2021 Management Carveout Plan also provides for a $2.0 million Aspen Carveout Stock Obligation which equates to 51,309 shares that is also due at the closing of a business combination. Given that the BCA Transactions were not consummated, in connection with the Closing, during the nine months ended September 30, 2025, we issued an aggregate of 484,096 shares of our common stock to partially satisfy our obligations to the holders under the Aspen Satisfaction of Indebtedness and Satisfaction of Covenant Agreement. During July 2025, we issued the 71,319 shares of our common stock based on the amended Satisfaction of Indebtedness and Satisfaction of Covenant Agreement dated June 30, 2025 and used proceeds of $0.1 million to satisfy our obligations to the participants in the Aspen Carveout Plan. During the nine months ended September 30, 2025, we funded $1.9 million of the Aspen Bridge Notes and signed an agreement to fund the remaining $0.2 million related to the Aspen Contingent Debt by December 1, 2025.

We acquired CDI on April 26, 2022, pursuant to the terms and conditions of an Agreement and Plan of Merger by and among CDI, Legacy AIRO, us, Coastal Merger Sub, Inc. and Jeffrey Parker as target representative, dated as of October 6, 2021, as amended, in exchange for consideration in the form of a promissory note in the amount of $10.1 million (the “CDI Promissory Note”) and 1,069,514 shares of our common stock. The CDI Promissory Note bears no interest and was originally payable within five business days following the commencement of public trading of our common stock. On October 17, 2023, the parties signed a promissory note termination agreement (the “CDI Promissory Note Termination Agreement”), as amended on March 7, 2025, whereby all of the holders agreed to convert $8.1 million of the principal owed to them under the CDI Promissory Note into 203,707 shares of our common stock immediately prior to the closing of an initial public offering, with the remaining principal of $2.0 million owed to such holders to be paid at the closing of an initial public offering. During the nine months ended September 30, 2025, we issued 203,707 shares and funded $2.0 million to fully satisfy our obligations to the holders of the CDI Promissory Note Termination Agreement.

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

During the quarter ended September 30, 2025, a key customer requested a configuration change to dual-band antennas on certain RQ-35 systems. Under our revenue recognition policy, transfer of control had not occurred for the affected units as of September 30, 2025. We are qualifying additional antenna suppliers and are implementing dual-sourcing to reduce component risk. The antenna update also requires incremental retrofit and related services which are accounted for as a separate performance obligation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Net loss	$(7,962)	$(30,331)	$(4,065)	$(37,940)
Depreciation and amortization	2,910	3,134	9,035	9,478
Income tax (benefit) expense	(613)	2,383	1,731	3,811
Interest (income) expense, net	(80)	1,675	9,198	2,917
EBITDA	(5,745)	(23,139)	15,899	(21,734)
Gain on extinguishment	-	-	(15,559)	-
Stock-based compensation	1,092	122	19,855	593
Contingent consideration fair value adjustments	-	(4,100)	(20,272)	(2,400)
Warrant fair value adjustment	-	-	(1,843)	-
Goodwill impairment	-	37,994	-	37,994
IPO contingencies[1]	(3,391)	-	(1,322)	-
Adjusted EBITDA	$(8,044)	$10,877	$(3,242)	$14,453

Net loss margin	(126.7)%	(128.1)%	(9.5)%	(80.4)%
Adjusted EBITDA Margin	(128.0)%	45.9%	(7.6)%	30.6%

1 IPO contingencies for the three months ended September 30, 2025 are made up of a $1.2 million charge related to the Libertas warrants, net of a $4.5 million gain on deferred compensation. IPO contingencies for the nine months ended September 30, 2025 are made up of $1.0 million related to Kipps, $0.8 million related to the legal settlement, $0.5 million legal accrual, $0.2 million for NGA, $0.3 million bonus, $0.6 million Aspen contingent debt, $1.2 million charge related to the Libertas warrants, $0.1 million cash portion of the Aspen carve-out, net of a $5.9 million gain on deferred compensation.

Results of Operations

Three and Nine Months Ended September 30, 2025 and 2024

The following table shows our consolidated financial results for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Period over period change
(in thousands, except percentages)	2025	2024	$	%
Revenue	$6,284	$23,685	$(17,401)	(73.5)%
Cost of revenue	3,494	7,404	(3,910)	(52.8)%
Gross profit	2,790	16,281	(13,491)	(82.9)%
Operating expenses
Research and development	4,124	3,259	865	26.5%
Sales and marketing	1,603	1,557	46	3.0%
General and administrative	9,043	3,839	5,204	135.6%
Goodwill impairment	-	37,994	(37,994)	(100.0)%
Total operating expenses	14,770	46,649	(31,879)	(68.3)%
Loss from operations	(11,980)	(30,368)	18,388	60.6%
Other income (expense):
Interest income (expense)	80	(1,675)	1,755	104.8%
Other income (expense), net	3,325	4,095	(770)	(18.8)%
Total other income	3,405	2,420	985	40.7%
Net loss before income tax benefit	(8,575)	(27,948)	19,373	69.3%
Income tax benefit (expense)	613	(2,383)	2,996	125.7%
Net loss	$(7,962)	$(30,331)	$22,369	73.7%

	Nine months ended September 30,		Period over period change
(in thousands, except percentages)	2025	2024	$	%
Revenue	$42,629	$47,206	$(4,577)	(9.7)%
Cost of revenue	17,872	16,662	1,210	7.3%
Gross profit	24,757	30,544	(5,787)	(18.9)%
Operating expenses
Research and development	11,891	9,577	2,314	24.2%
Sales and marketing	4,794	4,218	576	13.7%
General and administrative	42,822	12,280	30,542	248.7%
Goodwill impairment	-	37,994	(37,994)	(100.0)%
Total operating expenses	59,507	64,069	(4,562)	(7.1)%
Loss from operations	(34,750)	(33,525)	(1,225)	(3.7)%
Other income (expense):
Interest income (expense)	(9,198)	(2,917)	(6,281)	(215.3)%
Gain on debt extinguishment	15,559	-	15,559	100.0%
Other income	26,055	2,313	23,742	N.m.
Total other income (expense)	32,416	(604)	33,020	N.m.
Net loss before income tax benefit	(2,334)	(34,129)	31,795	93.2%
Income tax benefit (expense)	(1,731)	(3,811)	2,080	54.6%
Net loss	$(4,065)	$(37,940)	$33,875	89.3%

N.m. – Not meaningful

Revenue

For the three months ended September 30, 2025 compared to 2024, the $17.4 million decrease in revenue was due to a $17.8 million decrease in the Drones segment and a $0.5 million decrease in the Avionics segment partially offset by a $0.9 million increase in the Training segment. For the nine months ended September 30, 2025 compared to 2024, the $4.6 million decrease in revenue was due to a $3.7 million decrease in the Drones segment and a $2.0 million decrease in the Avionics segment partially offset by a $1.2 million increase in the Training segment. The Drones decline was driven primarily by shipment timing as the planned third quarter deliveries were delayed after a key customer requested a configuration change to dual-band antennas. Our incumbent supplier was unable to provide the required units in time to complete deliveries scheduled to be delivered during the quarter ended September 30, 2025. Avionics revenue reflects deliberate sequencing of R&D and commercialization activities during the period to prioritize drone production. Training revenue continues to reflect deferred aircraft acquisitions; the segment benefited from a biennial government contract with higher margins associated with ground target vehicle programs. Following the Company’s completed equity offerings, we have begun reinitiating targeted investments in Avionics and Training.

Cost of Revenue

For the three months ended September 30, 2025 compared to 2024, cost of revenue decreased by $3.9 million primarily due to a $4.3 million and a $0.4 million decrease in cost of revenue within the Drones and Avionics segments, respectively, offset by an increase of $0.7 million in cost of revenue within the Training segment. Gross margin was 44.4% during the three months ended September 30, 2025 compared to 68.7% during the same period in 2024. This 24.3% point decrease in gross margin was primarily attributable to an 8.4% decrease in the margin within the Drones segment primarily due to product discounting and the mix of products sold during the period. The Training segment margin increased 4.7% due to the higher profitability of the ground target vehicles contract and the Avionics segment had a 2.5% increase in margin due to favorable operating variances.

For the nine months ended September 30, 2025 compared to 2024, cost of revenue increased by $1.2 million primarily due to a $1.8 million and a $0.9 million increase in cost of revenue within the Drones and Training segments, respectively, offset by a decrease of $1.5 million within the Avionics segment. Gross margin decreased from 64.7% to 58.1% during the nine months ended September 30, 2025 and 2024, respectively, with the decrease in the Drones segment margin partially offset by increases in margins within the Training and Avionics segments as discussed above.

Operating Expenses

Research and Development

For the three months ended September 30, 2025 compared to 2024, R&D expense increased $0.9 million primarily due to a $0.6 million increase and a $0.3 million increase within the Drones segment and Avionics segment, respectively. For the nine months ended September 30, 2025 compared to 2024, R&D expense increased $2.3 million primarily due to increases within the Drones segment. Increases within the Drones segment were primarily due to increased personnel and other costs.

Sales and Marketing

For the three months ended September 30, 2025 compared to 2024, sales and marketing expense remained relatively flat at $1.6 million. For the nine months ended September 30, 2025 compared to 2024, sales and marketing expense increased $0.6 million primarily due to a $0.5 million increase within the Drones segment. Increases within the Drones segment were primarily due to increased personnel costs.

General and Administrative

For the three months ended September 30, 2025 compared to 2024, general and administrative expense increased $5.2 million primarily due to a $4.1 million increase in corporate costs such rent, insurance, and recruiting fees as well as $1.3 million of compensation and $0.9 million of equity compensation.

For the nine months ended September 30, 2025 compared to 2024, general and administrative expense increased $30.5 million primarily due to a $17.1 million increase in corporate costs which included $7.7 million of equity compensation, $0.5 million of bonus compensation, $1.0 million of advisory services and $1.3 million of legal settlement accruals, all of which were contingent upon the IPO, $2.1 million increase in incentive and consulting fees at the corporate level related to the expansion of the Drones segment, $1.0 million of bonus compensation and $3.5 million of other corporate costs. There was also a $2.1 million increase within the Drones segment, a $10.3 million increase within the Training segment, and a $1.8 million increase within the Avionics segment partially offset by a $0.8 million decrease within the Electric Air Mobility segment. Increases within the Drones segment were primarily due to increases in personnel and other costs. Increases within the Avionics segment and Training segment were primarily attributable to equity compensation. The $0.8 million decrease within the Electric Air Mobility segment was due to cost reduction initiatives in the business.

Interest Expense, Net

For the three months ended September 30, 2025, we had interest income of $0.1 million compared to interest expense of $1.7 million for the three months ended September 30, 2024 which was primarily due to the interest of the amounts due to Sky Watch as described in Note 12 to our unaudited condensed consolidated financial statements. For the nine months ended September 30, 2025 and 2024, we had interest expense, net, of $9.2 million and $2.9 million, respectively. The interest for the nine months ended September 30, 2025 was primarily attributable to the interest paid in shares on the investor notes which totaled $6.7 million and additional interest paid on borrowings with WebBank and Libertas. The 2024 interest was primarily attributable to interest accrued on investor notes.

Gain on extinguishment of debt, net

For the nine months ended September 30, 2025, we had a gain on debt extinguishment, net of $15.6 million which was the result of the partial settlement in equity of the Aspen bridge notes which resulted in a $13.1 million gain and a $5.7 million gain on settlement of certain investor notes at fair value, partially offset by losses on debt extinguishment of a combined $3.2 million for WebBank and Libertas.

Other Income (Expense), Net

For the three months ended September 30, 2025 compared to 2024, we had $3.3 million of other income, primarily due to $4.5 million of income from the settlement of deferred compensation offset by a $1.2 million charge related to Libertas warrants as compared to $4.1 million of other income during the three months ended September 30, 2024, which was primarily due to the decrease in the fair value of the Jaunt Contingent Arrangement.

For the nine months ended September 30, 2025 compared to 2024, we had $26.1 million of other income, primarily due to $20.3 million of income from fair value adjustments on contingent consideration, $1.8 million of income from a fair value adjustment on the Libertas warrants and $4.5 million of income from the settlement of deferred compensation offset by a $1.2 million charge related to Libertas warrants and a $0.6 million contingency recorded related to the Aspen contingent debt as compared to $2.3 million of other income during the nine months ended September 30, 2024, which was primarily due to the decrease in the fair value of the Jaunt Contingent Arrangement.

Income Tax Expense

For the three months ended September 30, 2025, our income tax benefit was $0.6 million as compared to $2.4 million of income tax expense for the three months ended September 30, 2024. For the nine months ended September 30, 2025 and 2024, our income tax expense was $1.7 million and $3.8 million, respectively. Tax expense for both nine month periods ended September 30, 2025 and 2024 as well as for the three months ended September 30, 2024 was primarily attributable to Sky-Watch generating positive pre-tax income. The tax benefit for the three months ended September 30, 2025 was attributable to lower pre-tax income.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and restricted cash of $83.7 million, of which $0.2 million was either restricted or was designated exclusively for Sky-Watch operations, and working capital of $74.5 million.

Based on its current operating plan and available liquidity, management believes that the Company has sufficient cash and resources to meet its obligations and continue its operations for at least the next 12 months from the date of issuance of the financial statements.

The Company is evaluating opportunistic debt financing to support growth initiatives; any proceeds, if obtained, would be used to expand our market position, pursue strategic opportunities, and support revenue growth and long-term profitability.

Investor Notes

As of September 30, 2025, we had third party obligations of $2.8 million of Investor Notes as described within Note 2 to our unaudited condensed consolidated financial statements which is due 190 days from the IPO; $3.8 million of Investor Notes as described in Note 12 to our unaudited condensed consolidated financial statements which are due 190 days from the IPO; and $1.7 million of Investor Notes which we have elected to record using the fair value election as further described in Note 2 to our unaudited condensed consolidated financial statements. During July 2025, we amended certain Investor Notes such that $1.8 million inclusive of a $0.1 million extension fee, is due December 16, 2025. During the nine months ended September 30, 2025, we issued 1.1 million shares related to the Investor Notes and paid $3.0 million out of IPO proceeds.

Dangroup Incentive Agreement

In June 2024, we entered the Dangroup Incentive Agreement with Dangroup, whereby we agreed to pay Dangroup 20% of Sky-Watch’s EBITDA as an incentive bonus for their continued involvement in Sky-Watch’s governance, management and/or other operations, commencing on January 1, 2025 for an initial term of five years, which shall renew upon mutual agreement of the parties. In December 2024, we amended the Dangroup Incentive Agreement, whereby we agreed to transfer to Dangroup shares of our common stock immediately prior to the completion of the IPO such that Dangroup’s ownership would be increased to 5% of our capital stock on a fully diluted basis. During the nine months ended September 30, 2025, we issued 0.5 million shares to Dangroup in satisfaction of this agreement.

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(36,521)	(2,453)
Net cash used in investing activities	(2,007)	(551)
Net cash provided by (used in) financing activities	97,463	(1,364)

Net Cash Used in Operating Activities

Net cash used in operations for the nine months ended September 30, 2025 totaled $36.5 million, and was primarily due to positive non-cash adjustments including stock-based compensation, non-cash interest, legal settlement, charge related to Libertas warrants, and depreciation and amortization, offset by negative non-cash adjustments of gains of IPO transactions, debt extinguishment and fair value adjustments of contingent consideration and warrant liability and working capital adjustments, primarily consisting of the changes in accounts receivable, prepaid expenses and other assets, inventory, accounts payable, accrued expenses and other long-term liabilities and deferred revenue. Net cash used in operations for the nine months ended September 30, 2024 totaled $2.5 million which was due to a net loss of $37.9 million and a change in working capital adjustments, primarily the change in deferred revenue, accounts receivable, inventory, prepaid expenses, net of changes in accounts payable, accrued expenses and other long-term liabilities and deferred compensation and by positive non-cash adjustments of goodwill impairment, depreciation and amortization, interest, and stock- based compensation, net of a negative non-cash adjustment for change in fair value of the contingent consideration.

Net Cash Used in Investing Activities

Cash of $2.0 million and $0.6 million was used in investing activities during the nine months ended September 30, 2025 and 2024, respectively, to purchase property and equipment and intangible assets.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was $97.5 million primarily due to $58.3 million of proceeds from the IPO net of issuance costs, $83.3 million of proceeds from the Follow-on Offering net of issuance costs, $8.5 million of proceeds from the Libertas warrants and WebBank loans that were partially offset by $20.0 million of stock repurchases, $20.9 million of debt repayments on borrowings and related borrowings, $8.5 million of contingent consideration payments and $3.2 million in payments due to seller. Net cash used in financing activities during the nine months ended September 30, 2024 was $1.4 million, primarily due to payments made to the sellers of Sky-Watch that were partially offset primarily by the proceeds from borrowings and related party borrowings, net of repayments.

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

Goodwill is not amortized and is tested at the reporting unit level for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have selected October 1st as the date to perform our annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record an impairment for these assets. Management may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if an impairment test is necessary. Management may choose to proceed directly to the evaluation, bypassing the initial qualitative assessment. The impairment test involves comparing the fair value of the reporting unit to which goodwill is allocated to its net book value, including goodwill. A goodwill impairment loss would be the amount by which a reporting unit’s carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. No goodwill impairment charges were recorded for the three or nine months ended September 30, 2025. We recorded goodwill impairment charges of $38.0 million during the three and nine months ended September 30, 2024.

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

EBITDA projections as of September 30, 2024 were developed using estimates of manufacturing costs, production hours per unit, learning curves and subsequent efficiencies, and operating costs. While mid-term and long-term EBITDA projections at maximum capacity have not significantly changed compared to our prior year testing date of October 1, 2023, the impact of delaying the projected cash flows from the Jaunt Journey as a result of a later expected commercialization date resulted in a decrease in the fair value of the Electric Air Mobility segment, which indicated impairment. Projected EBITDA as of October 1, 2023 gave effect to net research and development costs expected to be incurred between 2024 and 2027 leading up to the commercialization of the Jaunt Journey aircraft and assumed positive EBITDA during the two years following commercialization. Projected EBITDA as of September 30, 2024 gave effect to net research and development costs expected to be incurred (i) between 2025 and 2028 leading up to the commercialization of the cargo UAV and (ii) between 2029 and 2031 leading up to the commercialization of the Jaunt Journey and assumed positive EBITDA during the two years following commercialization. Mid-term and long-term EBITDA margin projections at full rate production were reduced slightly (1-2%) compared to our prior year testing date of October 1, 2023.

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

No impairment charges were recorded during the three or nine months ended September 30, 2025 or 2024.

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

No impairment charges were recorded during the three or nine months ended September 30, 2025 or 2024.

Valuation of Debt

During 2024, certain Investor Notes were amended which resulted in significant modifications of debt. In accordance with ASC 470-50, as this significant modification was considered an extinguishment and created an election date for the fair value option and as the fair value election is applied on an instrument-by-instrument basis, we chose to record these Investor Notes at fair value beginning on the modification date in October 2024. Investor Notes have historically included various interest features in the form of both stock and cash upon the closing of an initial public offering or qualified financing. In conjunction with the IPO, common stock was issued to partially settle the Investor Notes at fair value. As of September 30, 2025, the valuation of the Investor Notes was limited to unpaid cash amounts.

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

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, and based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Background and Remediation of Material Weaknesses

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2024 and 2023, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting due to ineffective information and communication controls, resulting in lack of timely identification and accounting for certain key debt and other agreements.

We have initiated, and continue to implement, measures intended to remediate the material weaknesses described above and to strengthen our internal control over financial reporting. These measures include:

(i) hiring additional experienced accounting and SEC reporting personnel at the corporate and subsidiary levels and enhancing segregation of duties; (ii) engaging an independent internal auditor and establishing an internal audit plan focused on revenue recognition, complex financing arrangements, and acquisition accounting, with periodic reporting to the Audit Committee; (iii) implementing formal contract-review controls including documented technical accounting reviews for new or amended agreements; (iv) standardizing and documenting our monthly and quarterly close processes, including review and approval controls, checklists, and enhanced management review controls over significant estimates and judgments; and (v) deploying certain technology solutions, including a cloud-based planning and reporting system to reduce manual processes and improve data integrity and transparency.

While we believe these actions represent important steps toward remediation, the material weaknesses will not be considered remediated until the applicable controls are designed, implemented, and operate effectively for a sufficient period of time and management has concluded, through testing, that they are operating effectively. We can provide no assurance that the measures described above will fully remediate the identified material weaknesses. We also may incur significant costs to execute costs to execute various aspects of our remediation plan.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A civil action was filed against us, Old AGI, Inc., AIRO Group (Illinois), AIRO Drone, Agile Defense, Joseph Burns, Chirinjeev Kathuria and John Uczekaj in Chancery Court in Delaware in September 2023. The claimant, Robert Perrin, one of our stockholders, alleged that these entities failed to pay him for services allegedly rendered under an Employment Agreement with AIRO Group (Illinois), that the individual defendants have breached their fiduciary duties as members of our board of directors, and that defendants violated the Computer Fraud and Abuse Act. On November 17, 2023, we filed a motion to dismiss. In response, the claimant filed an Amended Complaint on February 22, 2024 in which he dropped AIRO Group (Illinois) as a defendant, dropped the breach of contract claim and added a wage claim under Delaware statute. On April 5, 2024, we filed a Partial Answer and Affirmative Defenses as well as a Partial Motion to Dismiss. In response, the claimant filed a Second Amended Complaint on May 16, 2024 in which he dropped the wage claim under Delaware statute and added a civil conspiracy claim against all defendants. We filed an Amended Answer on November 15, 2024. In March 2025, we agreed to settle Mr. Perrin’s individual claims in the lawsuit for $0.8 million, which will be paid over six quarters with the first payment being made during the quarter ended September 30, 2025.

Aside from the above matters, we are not a party to any material legal proceedings and are not aware of any pending or threatened claims. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss or the measurement of a loss can be complex. To the extent applicable, we will accrue losses that are both probable and reasonably estimable. As of September 30, 2025, we had accruals of $0.6 million related to litigation.

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

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. The following is a summary of the principal risks we face:

●	We have a limited operating history in new and evolving markets, which may make it difficult to evaluate our current business and future prospects and increase the risk of your investment.

●	We are an early-stage company with a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.

●	Our failure to comply with covenants under debt instruments could adversely affect our business and financial condition.

●	We have made and may in the future make acquisitions and investments, which involve numerous risks.

●	We may not be able to successfully integrate the businesses and personnel of acquired companies and businesses, including those acquired in the Put-Together Transaction, and may not realize the anticipated synergies and benefits of such acquisitions.

●	We face significant competition from other companies, many of which have substantially greater resources than we do.

●	We may not be able to keep pace with technological advances and we depend on advances in technology by other companies.

●	We may not be able to produce aircraft in the volumes or on the timelines that we anticipate.

●	In order to reach production for our aircraft, we need to develop complex software and technology systems in coordination with our partners and suppliers, and there can be no assurance such systems will be successfully developed.

●	We may be unable to acquire additional aircraft to support our Training segment on acceptable terms or at all.

●	Due to the nature of our products and services, a product safety failure, quality issue or other failure affecting our or our customers’ or suppliers’ products or systems could seriously harm our business.

●	Our future success depends on the continuing efforts of our key personnel and on our ability to attract and retain highly skilled personnel and senior management.

●	We rely on a limited number of suppliers in Canada and Europe for critical components and raw materials used to manufacture and develop our products.

●	We rely on independent dealers and distributors to sell our Avionics products, and disruption to these channels would harm our business.

●	We currently, and may in the future, use and develop generative AI technologies throughout our business, which may expose us to certain regulatory and other risks that could adversely affect our results of operations and financial condition.

●	If our information technology systems or data, or the third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, risks which are amplified by our work for world governments.

●	Our commercial aviation products, systems and services businesses are affected by global demand and economic factors that could negatively impact our financial results.

●	The market for eVTOL aircraft and electric air mobility has not been clearly defined, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected, which may harm our business, financial condition, and results of operations.

●	We are still developing our eVTOL aircraft, have not yet obtained FAA certification of our eVTOL aircraft under development and we have yet to manufacture or deliver any aircraft to customers, which makes evaluating our business and future prospects difficult and increases the risk of investment.

●	There may be reluctance by consumers to adopt a new form of mobility, or an unwillingness to pay aircraft operators’ projected prices.

●	We are subject to extensive government regulation, and our failure to comply with applicable regulations may subject us to significant financial liability, penalties, and other government actions that restrict our ability to conduct our business.

●	U.S. government contracts are subject to a competitive bidding process, are generally not fully funded at inception, and contain certain terms that may be unfavorable to us, which could result in contracts and opportunities consuming significant resources without generating revenue or profit.

●	We rely to a significant degree on sales to the U.S. government, particularly to agencies of the DoD, and a decline in government budgets, funding, changes in spending or budgetary priorities, or delays in contract awards may materially adversely affect our future revenue, business, financial condition, results of operations, cash flow and equity.

●	The U.S. government may modify, curtail or terminate one or more of our contracts.
●	Extension of the U.S. government shutdown could affect contracting and FAA certifications needed to deliver products and services to the market which could materially impair our business and financial condition.

●	Our business may benefit in part from government funding, and our inability to receive such financial support could harm our business.

●	Many of our products and services are subject to local, state, federal and international regulatory frameworks that are costly to comply with, are subject to interpretation, may be dependent on political pressures and factors and/or are subject to change.

●	Our business is highly regulated and our ability to generate revenues and profit may be limited by regulatory restrictions and/or changes and the speed with which such restrictions and/or changes occur.

●	We are subject to the risks associated with conducting international business operations.

●	If we fail to protect, or incur significant costs in defending or enforcing, our intellectual property and other proprietary rights, our business, financial condition, and results of operations could be materially harmed.

●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to effectively remediate these material weaknesses, identify additional material weaknesses in the future, or otherwise fail to maintain effective internal control over financial reporting, then we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

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

We have incurred significant net losses since inception including net losses of $4.1 million and $37.9 million for the nine months ended September 30, 2025 and 2024, and $38.7 million and $32.5 million for the years ended December 31, 2024 and 2023, respectively. As of September 30, 2025, we had an accumulated deficit of $210.5 million.

Although we raised approximately $121.7 million in net proceeds from our IPO and the Follow-on Offering, including the full exercise of the over-allotment options in both the IPO and the Follow-on Offering, net of cash used in connection with the Repurchase, we expect to continue incurring net losses as we invest in scaling and expanding our operations. Developing and commercializing products and services in the defense and broader aerospace industry is capital intensive and subject to long development timelines. We have allocated significant resources to our R&D programs, and we may not ultimately generate products that achieve market acceptance or meaningful revenue.

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

We have incurred significant indebtedness, including in connection with the Put-Together Transaction, and may incur additional debt for acquisitions, operations, R&D and capital expenditures, or for other reasons related to our overall capital deployment strategy. As of September 30, 2025 and December 31, 2024, we had outstanding indebtedness of $12.8 million and $105.7 million, respectively.

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

Furthermore, the creditors who hold our debt have in the past, and may in the future, accelerate amounts due in the event that we default on these covenants, which has in the past, and may in the future, trigger a default or acceleration of the maturity of our other debt. For example, civil actions were filed against CDI and individual guarantors in the Tioga County Court, State of Pennsylvania, in July 2023. The claimant, FCCB, alleged that payment under certain promissory notes was due, and FCCB sought recovery of the outstanding amounts. FCCB obtained judgments against all named defendants. On March 27, 2025, we and FCCB agreed to payment terms and a release whereby $0.2 million in amounts due would be paid by April 30, 2025. As of September 30, 2025, all amounts due to FCCB were paid. The acceleration of significant indebtedness may cause us to renegotiate, repay, or refinance the affected obligations, and there is no assurance that such efforts would be successful or on terms we deem attractive. In addition, any acceleration could result in a downgrade of any credit ratings then applicable to us, which could result in additional events of default or limit our ability to obtain additional financing.

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

As of September 30, 2025, we have third party obligations of $2.8 million of Investor Notes as described within Note 2—Revolving Lines of Credit and Long-Term Debt, $3.8 million of Investor Notes as described in Note 12—Related Party Transactions, and $1.7 million of Investor Notes at fair value as described in Note 2—Revolving Lines of Credit and Long-Term Debt, collectively which total $8.3 million. The Investor Notes are in the form of unsecured promissory notes with no collateral and no guarantees. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Combinations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investor Notes” for additional information regarding the promissory notes. If we are unable to satisfy our existing obligations, our business and financial condition could be adversely affected.

Risks Related to Our Business

We have made and may in the future make acquisitions and investments, which involve numerous risks.

We have made certain acquisitions, including our acquisitions of the Acquired Companies in connection with the Put-Together Transaction, and continue to routinely evaluate potential acquisitions, investments and strategic alliances involving complementary technologies, teams, products and companies. We expect to continue to pursue such transactions if appropriate opportunities arise. For example, in November 2023, we signed non-binding letters of intent to acquire two businesses for the Training segment, including a flight training school. The parties have undertaken due diligence to determine whether a binding purchase agreement will be negotiated. The total anticipated purchase price for the acquisitions is expected to range from $5.1 million to $7.7 million, which would be paid in a combination of cash and shares of our common stock, and if consummated on the terms anticipated, would result in dilution to current investors. As of September 30, 2025, we did not have any binding agreements or commitments to enter into any material acquisitions.

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

The anticipated benefits of potential joint ventures may not be fully realized or take longer to realize than expected. In addition, our joint venture investments could expose us to risks and liabilities in connection with the formation of the new joint ventures, the operation of such joint ventures without sole decision-making authority, and our reliance on joint venture partners who may have economic and business interests that are inconsistent with our business interests.

We have entered into joint ventures in the past and may enter into joint ventures in the future. For example, in November 2025, AIRO Drone, LLC and Nord Drone Group, LLC (“NDG”), entered into a Joint Venture and Operating Agreement (the “JV Agreement”) pursuant to which we and NDG will form AIRO Nord-Drone, LLC, a Delaware limited liability company (the “JV”).Pursuant to the terms of the JV Agreement, the JV will develop, manufacture, and commercialize unmanned aerial systems primarily designed for delivering munitions, targeting U.S., NATO, and Ukrainian defense markets. The consummation of the JV is subject to various closing conditions and there can be no assurance that closing conditions under the JV Agreement will be satisfied or when or that the JV will be consummated on the terms described herein or at all. In addition, in October 2025, we entered into a non-binding letter of intent with Bullet (Degree-Trans LLC), a Ukrainian developer of turbojet unmanned interceptor systems, to establish a 50/50 joint venture to produce and deploy Bullet’s combat-proven fixed-wing UAV technology across the United States, NATO defense markets and Ukraine and there can be no assurance that a definitive joint venture agreement will be entered into or that the joint venture will be consummated on the terms described herein or at all. The success of these joint ventures and any future joint ventures will depend, in part, on the successful collaboration between us and our joint venture partners, and we may not realize all of the anticipated benefits. Such joint ventures may be more difficult, time-consuming, or costly than expected and could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, which could materially impact our business, operating results, financial condition, and prospects. In addition, these joint ventures involve material risks including operational challenges related to operations in Ukraine during ongoing military conflict, complex export control and sanctions compliance requirements, and potential regulatory scrutiny regarding foreign defense partnerships.

A failure to successfully partner, or a failure to realize our expectations for the joint ventures, including any contemplated exit strategy from a joint venture, could materially impact our business, operating results, financial condition, and prospects. These joint ventures could also be negatively impacted by inflation, supply chain issues, an inability to obtain financing on favorable terms or at all and development and construction delays.

Further, in the future, we may co-invest with other third parties through partnerships, joint ventures, or other entities in the future. These joint ventures could result in our acquisition of non-controlling interests in, or shared responsibility for, managing the affairs of a property or portfolio of properties, partnership, joint venture, or other entity. We may be subject to additional risks, including:

●	we may not have the right to exercise sole decision-making authority regarding the properties, partnership, joint venture, or other entity;
●	if our partners become bankrupt or fail to fund their share of required capital contributions, we may choose to or be required to contribute such capital;
●	our partners may have economic, tax, or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our interests or objectives;

●	our joint venture partners may take actions that are not within our control, which could require us to dispose of the joint venture asset or purchase the partner’s interests or assets at an above-market price;
●	our joint venture partners may take actions unrelated to our business agreement but which reflect poorly on us because of our joint venture relationship;
●	disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our management from focusing their time and effort on our day-to-day business;
●	we may in certain circumstances be liable for the actions of our third-party partners or guarantee all or a portion of the joint venture’s liabilities, which may require us to pay an amount greater than its investment in the joint venture;
●	we may need to change the structure of an established joint venture or create new complex structures to meet our business needs or the needs of our partners which could prove challenging; and
●	a joint venture partner’s decision to exit the joint venture may not be at an opportune time for us or in our business interests.

Each of these factors may result in returns on these investments being less than we expect or in losses, and business, operating results, financial condition, and prospects may be adversely affected.

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

For our Training segment, shutdown or extended continuing resolution could delay DoD IDIQ solicitations and task-order competitions, slow or suspend new awards and funding modifications, and defer government inspection/acceptance and related payments, which could delay revenue recognition for completed milestones.

For the Avionics segment, we anticipate that the shutdown could impact the FAA’s processing of certain approvals for engine instruments by the end of the year. There are also concerns about delays that could occur resulting in less than normal efficiencies when the FAA returns after the shutdown. These events could delay revenues from new products planned for the fourth quarter of 2025.

In the event of an extended U.S. government shutdown, our business, program performance and results of operations could be impacted by the resulting disruptions to federal government offices, workers, and operations, including risks relating to the funding of certain programs, stop work orders, as well as delays in contract awards, new program starts, payments for work performed, and other actions. We also may experience similar impacts in the event of an extended period of continuing resolutions. Generally, the significance of these impacts will primarily be based on the length of the continuing resolution or shutdown.

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

In addition to our U.S. operations, we also have international operations in Canada and Denmark, sell our products and services to international dealers and customers, including foreign governments and engage in sales and marketing efforts in many foreign jurisdictions. In international sales, we face substantial competition from both U.S. manufacturers and international manufacturers whose governments sometimes provide R&D assistance, marketing subsidies and other assistance for their products and services. International sales present risks that are different and potentially greater than those encountered in our U.S. business. During the nine months ended September 2025 and 2024, a majority of our total net sales were from international customers. International sales are subject to numerous political and economic factors, including changes in foreign national priorities, foreign government budgets, global economic conditions, and fluctuations in foreign currency exchange rates, the possibility of trade sanctions and other government actions, regulatory requirements, significant competition, taxation, and other risks associated with doing business outside the United States. Sales of military products and services and any associated industrial development (offset) agreements are subject to U.S. export regulations and foreign policy, and there could be significant delays or other issues in reaching definitive agreements for announced programs. See “—We cannot predict the consequences of future macroeconomic conditions or geopolitical events, but they may adversely affect market and economic conditions, the markets in which we operate, our ability to insure against risks, our operations or our profitability.”

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

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

As of September 30, 2025, December 31, 2024 and 2023, we had limited accounting personnel and other resources to address our internal control over financial reporting. In connection with the preparation of our consolidated financial statements for the years ended December 31, 2024 and 2023, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. In 2024, we identified material weaknesses due to ineffective information and communication controls, resulting in lack of timely identification and accounting for certain key debt and other agreements. During the course of the audit for the fiscal year ended December 31, 2024, a significant audit adjustment was identified due to improper application of the guidance under ASC 606, Revenue From Contracts With Customers. Further, we did not timely review our debt agreements and amendments for potential accounting implications, including debt extinguishments and modifications, as well as the potential accounting for other terms such as the stock interest charge. In 2023, we identified a material weakness in our internal control over financial reporting. As further discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we acquired six subsidiaries during the first two fiscal quarters of 2022. Several of these subsidiaries did not have adequate personnel to manage their accounting functions and did not maintain a segregation of duties between different roles at their organizations. In addition, in the course of preparing our consolidated financial statements for the periods in which the acquisitions occurred, we did not have an effective risk assessment process that successfully identified and assessed risks of material misstatement to ensure controls were designed and implemented to respond to those risks, and we did not have an effective monitoring process to assess the consistent operation of internal control over financial reporting and remediate known control deficiencies. As a result of these deficiencies, we did not effectively implement and operate process-level control activities related to the accounting and reporting for the six acquisitions, including the fair value of our common stock issued in certain of the transactions, resulting in the restatement of our consolidated financial statements as of and for the year ended December 31, 2022, as well as our unaudited condensed consolidated financial statements for the six-month period ended June 30, 2022, the nine-month period ended September 30, 2022, the three-month period ended March 31, 2023, the six-month period ended June 30, 2023 and the nine-month period ended September 30, 2023. Due to the delays we have experienced in securing funding, we have not been able to hire and train sufficient staff at certain subsidiaries to remediate the previously identified material weaknesses in our internal control over financial reporting.

We have initiated, and continue to implement, measures intended to remediate the material weaknesses described above and to strengthen our internal control over financial reporting. These measures include: (i) hiring additional experienced accounting and SEC reporting personnel at the corporate and subsidiary levels and enhancing segregation of duties; (ii) engaging an independent internal auditor and establishing an internal audit plan focused on revenue recognition, complex financing arrangements, and acquisition accounting, with periodic reporting to the Audit Committee; (iii) implementing formal contract-review controls including documented technical accounting reviews for new or amended agreements; (iv) standardizing and documenting our monthly and quarterly close processes, including review and approval controls, checklists, and enhanced management review controls over significant estimates and judgments; and (v) deploying certain technology solutions, including a cloud-based planning and reporting system to reduce manual processes and improve data integrity and transparency.

While we believe these actions represent important steps toward remediation, the material weaknesses will not be considered remediated until the applicable controls are designed, implemented, and operate effectively for a sufficient period of time and management has concluded, through testing, that they are operating effectively. We can provide no assurance that the measures described above will fully remediate the identified material weaknesses, that we will not identify additional material weaknesses in the future, or that our internal control over financial reporting will be effective. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our condensed consolidated financial statements would not be prevented or detected on a timely basis.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended September 30, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs
September 1 – September 30, 2025	1,116,312	$17.39	—	—

(1)	We repurchased these shares from certain existing stockholders, including certain directors and executive officers and their affiliates in a privately negotiated transaction. The repurchased shares were cancelled and became authorized but unissued shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 13, 2025, our subsidiary, AIRO Drone, LLC, and NDG entered into the JV Agreement pursuant to which AIRO Drone and NDG will form the JV. Pursuant to the terms of the JV Agreement, the JV will develop, manufacture, and commercialize unmanned aerial systems primarily designed for delivering munitions, targeting U.S., NATO, and Ukrainian defense markets. Each of the parties will contribute operational resources and capabilities to the JV. We will contribute business development, sales, manufacturing, engineering, and government certification resources, as well as manufacturing facilities in the United States, while NDG will contribute intellectual property, engineering data, operational resources, and manufacturing facilities in Ukraine. In addition, the Company will reimburse NDG for reasonable out-of-pocket costs incurred by NDG in obtaining NATO certification required by the JV Agreement, up to a maximum amount of $50,000 within 30 days of the closing of the JV.

Each party to the JV will receive 50% of the limited liability company interests of the JV. The JV will be governed by a five-member board of managers, with each party appointing two directors and the acting chairman of our board of directors serving as the fifth director and chairman of the JV. In addition, we will reimburse NDG for reasonable out-of-pocket costs incurred by NDG in obtaining NATO certification required by the JV Agreement, up to a maximum amount of $50,000 within 30 days of the closing of the JV.

The consummation of the JV is subject to various closing conditions, including executing certain ancillary agreements between the parties and the JV, including intellectual property license, manufacturing, and services agreements, and obtaining any regulatory required under applicable law or by any governmental authority.  Unless the parties agree, the JV Agreement will terminate and the JV will not be consummated if closing does not occur by February 11, 2026.

There can be no assurance that closing conditions under the JV Agreement will be satisfied or when or that the JV will be consummated on the terms described herein or at all. The JV involves material risks including operational challenges related to NDG’s location in Ukraine during ongoing military conflict, complex export control and sanctions compliance requirements, and potential regulatory scrutiny regarding foreign defense partnerships.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38529	3.1	June 16, 2025

3.2	Amended and Restated Bylaws of the Company, as currently in effect, as amended (File No. 333-285149), filed with the Commission on April 10, 2025.	8-K	001-38529	3.2	June 16, 2025

10.1	Deed of Lease, dated October 14, 2025, between Westpark Corporate Center, L.L.C. and AIRO Group Holdings, Inc.	8-K	001-42600	10.1	October 17, 2025

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

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

Dated: November 14, 2025

