Form 10-K
period 2025-12-31
AIRO Group Holdings, Inc.
filed 2026-03-31
CIK 1927958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 001-42600

AIRO Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0812695
(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	Number)

8444 Westpark Drive, McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (505) 338-2434

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.000001 per share	AIRO	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

(Title of Each Class)

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates at June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was $446.6 million.

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2026 was 31,434,967.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant’s definitive proxy statement (the “2026 Proxy Statement”) relating to its annual meeting of stockholders to be held in 2026 (the “2026 Annual Meeting”) to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates are incorporated herein by reference where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, such 2026 Proxy Statement shall not be deemed to be filed as a part hereof.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “us,” “our,” the “Company,” “AIRO,” “AIRO Group,” “AIRO Group Holdings” and similar references refer to AIRO Group Holdings, Inc. together with its subsidiaries.

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to markets, and business trends and other information contained in this Annual Report on Form 10-K are forward-looking statements, including statements about:

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

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements. The following factors, among others, may cause actual results to differ materially from those expressed or implied in our forward-looking statements:

●	our dependence on a limited number of customers for most of our revenue;

●	our lack of long-term commitments from our customers;

●	our ability to successfully integrate the businesses and personnel of acquired companies and businesses, including those acquired in the Put-Together Transaction, and our ability to realize the anticipated synergies and benefits of such acquisitions;

●	our ability to keep pace with technological advances and our dependence on advances in technology by other companies, many of which have substantially greater resources than we do;

●	our ability to acquire additional aircraft to support our Training segment on acceptable terms or at all;

●	the impact that our customers may experience from service failures or interruptions due to defects in the software, infrastructure, components or engineering system that comprise our products and services, or due to errors in product installation;

●	our dependence on the continuing efforts of our key personnel and on our ability to attract and retain highly skilled personnel and senior management;

●	we have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements;

●	our failure to comply with applicable government regulations;

●	any disruptions or threatened disruptions to our relationships with our distributors, suppliers, customers and employees, including shortages in components for our products;

●	our significant reliance on sales to the U.S. government, particularly to agencies of the DoD, and a decline in government budgets, funding, changes in spending or budgetary priorities, or delays in contract awards;

●	budget uncertainty, the risk of future budget cuts, the impact of continuing resolution funding mechanisms, the debt ceiling and government shutdowns, and changing funding and acquisition priorities;

●	changes in the supply, demand and/or prices for our products and services and our ability to perform under existing contracts and obtain new contracts;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

●	our ability to respond and adapt to changes in economic, capital market, and political conditions in the U.S. and globally, such as from the global sanctions and export controls with respect to Russia, and any changes therein, and including changes related to financial market conditions, banking industry disruptions, fluctuations in commodity prices or supply (including energy supply), inflation, interest rates and foreign currency exchange rates, disruptions in global supply chain and labor markets, and geopolitical risks, including in the Middle East and Ukraine;

●	our failure to develop new products or integrate new technology into current products;

●	unfavorable results in legal proceedings;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

●	our expectations regarding the period during which we will qualify as an emerging growth company and smaller reporting company.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target” or “will” or the negative of these terms or other similar expressions intended to identify statements about the future. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read the section titled “Risk Factors” for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report on Form 10-K will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

You should read this Annual Report on Form 10-K and the documents that we reference in this report and have filed as exhibits to the report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

CERTAIN DEFINED TERMS

AAV means Autonomous Aerial Vehicles.

Acquired Companies means, collectively, Aspen Avionics, Agile Defense, CDI, AIRO Drone, Sky-Watch, and Jaunt.

AIRO Drone means AIRO Drone LLC, a subsidiary entity we acquired on February 25, 2022, which makes up a portion of our Drones reportable segment.

Agile Defense means Agile Defense, LLC, a subsidiary entity we acquired on February 25, 2022, which makes up a portion of our Training reportable segment.

Aspen Avionics means Aspen Avionics, Inc., a subsidiary entity we acquired on April 1, 2022, which makes up our Avionics reportable segment.

BCA Transactions means a series of transactions that would have occurred pursuant to the Business Combination Agreement and resulted in us becoming a wholly-owned subsidiary of AIRO Group, Inc. with AIRO Group, Inc. becoming a publicly listed company.

Business Combination Agreement means the Business Combination Agreement, as amended, between Kernel Group Holdings, Inc., a Cayman Islands exempted company, AIRO Group, Inc., a Delaware corporation, Kernel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of AIRO Group, Inc., AIRO Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of AIRO Group, Inc., VKSS Capital, LLC, a Delaware limited liability company, in the capacity as the representative for the stockholders of Kernel Group Holdings, Inc. and AIRO Group, Inc. and also in the capacity as Kernel Group Holdings, Inc.’s sponsor, and Dr. Chirinjeev Kathuria, in the capacity as the representative for our stockholders.

BVLOS means Beyond Visual Line of Sight, which refers to drone operations where the drone is not visible to the pilot.

CDI means Coastal Defense Inc., a subsidiary entity we acquired on April 26, 2022, which makes up a portion of our Training reportable segment.

Civil Aviation Authorities means the TCCA, the FAA, and the EASA.

DaaS means Drone as a Service, including but not limited to, surveillance services for businesses interested in monitoring, surveying, and evaluating their properties.

DFARS means the Defense Federal Acquisition Regulation Supplement.

DHS means the U.S. Department of Homeland Security.

DoD means the U.S. Department of Defense.

EASA means the European Union Aviation Safety Agency.

ENAC means the National Civil Aviation Agency of Brazil.

EU means the European Union.

eVTOL means electric vertical take-off and landing.

FAA means the Federal Aviation Administration.

FAR means the Federal Acquisition Regulation.

Follow-on Offering means the public offering of 4.8 million shares of our common stock, which included an additional 0.6 million shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares, that closed on September 12, 2025.

GNSS means the Global Navigation Satellite System, a term that refers to the global satellite positioning systems.

GPS means the Global Positioning System, a form of GNSS using DoD-developed satellites.

IDIQ contract means a DoD Indefinite Delivery Indefinite Quantity Contract.

Investor Notes means the unsecured promissory notes historically issued by the Company to certain investors, which have included various interest features in the form of both stock and cash contingently payable upon the closing of an initial public offering or qualified financing.

IPO means the initial public offering of our common stock that closed on June 16, 2025.

ISR means intelligence, surveillance and reconnaissance.

Jaunt means Jaunt Air Mobility LLC, a subsidiary entity we acquired on March 10, 2022, which makes up our Electric Air Mobility reportable segment.

JTAC means Joint Terminal Attack Controller training.

mUAS means mini unmanned aircraft systems.

NAS means the U.S. National Airspace System.

NASA means the National Aeronautics and Space Administration.

NATO means the North Atlantic Treaty Organization.

OEM means original equipment manufacturer.

Put-Together Transaction means the acquisition of the Acquired Companies which are now organized into our four reportable segments, each with a diverse set of partners and customers: (i) Drones, through our subsidiaries, AIRO Drone and Sky-Watch; (ii) Avionics, through our subsidiary, Aspen Avionics; (iii) Training, through our subsidiaries, Agile Defense and CDI; and (iv) Electric Air Mobility, through our subsidiary, Jaunt.

Repurchase means our repurchase of an aggregate of 1,116,312 shares of common stock from certain existing stockholders, including certain directors and executive officers and their affiliates, with the proceeds of the Follow-on Offering that closed on September 12, 2025.

SEAL teams means the U.S. Navy Sea, Air, and Land teams.

Sky-Watch means Sky-Watch A/S, a subsidiary entity we acquired on March 28, 2022, which makes up a portion of our Drones reportable segment.

sUAS means small unmanned aircraft systems.

TCCA means Transport Canada Civil Aviation.

UAM means urban air mobility.

UAS means unmanned aircraft systems.

USAF means the U.S. Air Force.

MARKET, INDUSTRY AND OTHER DATA

This Annual Report on 10-K contains statistical data, estimates and forecasts that are based on independent industry publications or other publicly available information, as well as other information based on our internal sources. While we believe the industry and market data included in this Annual Report on 10-K are reliable and are based on reasonable assumptions, these data involve many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the sections titled “Risk Factors” and “Note Regarding Forward-Looking Statements.”

TRADEMARKS

This Annual Report on Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

ITEM 1. BUSINESS

Company Overview

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

Avionics. The Avionics segment develops, manufactures, and sells avionics for military and general aviation aircraft, drones, and eVTOLs. Our avionics products include flight displays, Connected Panels, and GPS/GNSS sensors, all of which have been installed on legacy military aircraft and general aviation platforms. We sell our avionics products through our Aspen Avionics brand, which is well-recognized in the general aviation aftermarket sector with over 20 years of operating history and long-term customer loyalty for our value proposition. We also serve as an avionics supplier for OEMs, including Robinson Helicopters, Pilatus, Honeywell, and Joby Aviation. We believe our avionics solutions have a considerable market opportunity as general aviation fleets continue to age, with owners and operators seeking to upgrade the avionics technology on their aircraft.

Training. The Training segment currently provides military pilot training. We offer professional training and consulting services to the U.S. military, select NATO countries, and other U.S. allies under our CDI brand. These offerings include adversary air, close air support, ISR, aircraft leasing, pilot training, ground liaison services, and JTAC, as well as full joint theatre ISR and simulated ground strike training. We work closely with special military forces such as SEAL teams, the U.S. Naval Air Warfare Center, and USAF Air Combat Command, and are a mandated recipient on a $5.7 billion IDIQ contract and a $1.9 million IDIQ contract. Our personnel’s top security clearances and established relationships at the Pentagon provide us with a differentiated ability to bid on mandates. We also plan to offer commercial pilot training and plan to expand our non-military capabilities in response to the global pilot shortage.

Electric Air Mobility. The Electric Air Mobility segment, operated through our Jaunt brand, is developing dual-use electric and hybrid-electric compound rotorcraft aircraft designed for cargo, government, and passenger applications. Our near-term focus is on a cargo-configured platform intended to support middle-mile logistics, tactical resupply, emergency medical delivery, law enforcement, ISR, and other commercial and government missions. Over time, we intend to develop a multi-role variant capable of supporting both cargo and passenger operations. We plan to pursue certification of our aircraft under existing CAR 529 Transport Category Rotorcraft standards. Our aircraft integrate characteristics of both rotary- and fixed-wing platforms through our patented compound rotorcraft configuration, which has accumulated over 300 piloted flight hours across multiple Jaunt demonstrator aircraft. We are evaluating both fully electric and hybrid-electric propulsion architectures to support varying mission requirements, including extended range and increased operational flexibility. We believe this compound rotorcraft architecture, combined with electric and hybrid-electric propulsion strategies, provides favorable range, payload capacity, and mission adaptability relative to conventional rotorcraft and certain eVTOL configurations. Upon certification, we expect our cargo-configured aircraft to serve as the initial foundation of our commercialization efforts.

Our Platform

Our business is thoughtfully interconnected as we seek to leverage each segment’s full capabilities and drive synergies, creating a significant competitive advantage. We are synergistically leveraging our field-proven product track record – particularly through our Drones and Avionics brands – to drive opportunities across our platform. The manufacturing capabilities of our Avionics segment enable us to supply most of our own components for our drone and aircraft systems, including our eVTOL aircraft, which enhances our product quality and reduces production costs. Our deep, long-term relationships with the U.S. government and NATO countries that underpin our Training and Drones segments provide us with access to key decisionmakers, which provides us with new business opportunities. Our Electric Air Mobility platform represents a significant future growth opportunity to expand into eVTOLs while also providing an original equipment (“OE”) platform for new products and services across our other segments.

In addition, we are able to utilize our certification capabilities to improve time to market for the introduction of products and services. These offerings leverage our U.S. and international sales and manufacturing capabilities to reduce costs and expand our market footprint. This capability also helps us swiftly integrate new avionics, electronics, and artificial intelligence (“AI”) into our products, all while sharing the intra-segment R&D insights that drive our high-quality, interconnected products and services.

Our Competitive Strengths

We are an integrated aerospace and defense platform with multiple solutions and services in the high-growth aerospace and defense categories. Our competitive advantages include:

Cross-Platform Strategy Generates Operational and Product Synergies

Our business is thoughtfully interconnected to leverage each segment’s full capabilities, with synergies driving growth in new customer categories, geographies, and product lines that would not be attainable as standalone entities. Each of our segments benefits from operational synergies in certification, economies of scale, shared R&D insights and integration of products and services across a global platform with operations in the United States, Canada and Denmark. Accordingly, our platform generates a considerable positive network effect, with shared access to commercial, technological, and public sector relationship resources, including the United States, EU members, NATO countries and other international allies of the United States, which drive growth and innovation to meet customer needs.

Fulsome Product Assortment Targeting Actionable Market Opportunities

We offer differentiated technologies and diversified product offerings across the Drones, Avionics, Training, and Electric Air Mobility segments for both military and commercial end users. Our product lineup is competitively designed to take advantage of key opportunities in the aerospace and defense sector, focusing on areas with potential for future growth. Additionally, the collaboration between our R&D and commercial teams ensures that our products are both market-relevant and commercially available. With offerings ranging from training to drones to services to avionics, we address the marketplace of tomorrow.

Talented Management Team Possesses Robust Operational Experience and Deep Private and Public Sector Relationships

Our robust leadership team possesses over 150 years of combined operating experience and industry success in the aerospace and defense market. We maintain strong relationships with key contacts within the U.S. government and NATO, as well as regulatory agencies, such as the FAA, DHS, and NASA, which has provided us with access to key decisionmakers to secure new business and enable us to build the trust necessary to offer additional functions and features for our products and services. For example, certain members of our management team currently serve on various boards for several government agencies and have held military leadership positions in the past. These relationships are critical to this industry and have enabled us to initiate discussions with key government officials, which is a significant barrier to entry. We believe our established relationships are a core point of differentiation that will support our future success.

Exceptional Research and Development that Supports the Potential for Industry-Leading Products

We have a history of developing and launching innovative products, with our product advantage rooted in our exceptional R&D capabilities. From prototyping to certification to commercialization, our ability to launch solutions with strongly differentiated technology and direct product market fit is core to our platform. Our innovative, technology-additive solutions are underpinned by a robust new product development pipeline supported by our platform. Moreover, critical human capital interdependencies between our various segments have provided a positive network effect, increasing the quality and efficiency of our development process. This has been proven out particularly in our Drones and Avionics segments, where the RQ-35 Heidrun and Connected Panel solutions, respectively, have proven to be compelling value propositions in their end markets.

Market Opportunity

The defense industry is affected by geopolitical and security issues. Conflicts in Ukraine, the Middle East, and heightened geopolitical tension in the Pacific region have elevated global security concerns. This has caused many governments to increase their focus on defense and security, leading to a rise in defense spending and a growing willingness to adopt new technologies and solutions. Specifically, beginning in 2014 in response to Russia’s illegal annexation of Crimea and amid broader instability in the Middle East, NATO countries agreed to commit 2% of their national GDP to defense spending to help ensure the continued military readiness of NATO allies. According to NATO, all NATO countries are expected to meet or exceed the target of investing at least 2% of GDP in defense in 2025, compared to only three NATO countries in 2014. Over the past decade, European allies of the United States and Canada have steadily increased their collective investment in defense by 110.2%, and are investing a combined total of more than $607 billion in defense spending in 2025. Moreover, at the 2025 NATO Summit in The Hague, NATO members adopted a new long-term defense investment commitment: by 2035, member states aim to allocate 5% of GDP annually on combined defense and security-related spending, with at least 3.5% of GDP dedicated to core defense requirements and up to 1.5% of GDP directed to critical infrastructure protection, cyber defense, innovation, and strengthening the defense industrial base. NATO has also reaffirmed its guideline that at least 20% of defense expenditures should go toward major equipment, including associated research and development, to ensure modernization and interoperability. These commitments reflect NATO’s recognition that the “2% guideline” alone is no longer sufficient to meet emerging threats and technological demands. NATO leaders have signaled that higher, sustained investment levels are needed to close capability gaps, accelerate modernization, and support innovation across domains such as artificial intelligence, autonomous systems, and advanced defense technologies. Current NATO Secretary General, Mark Rutte, has acknowledged the “goal of 2%, set a decade ago, will not be enough to meet the challenges of tomorrow” and that NATO members will have to increase spending by “considerably more than 3%.” These tailwinds support the development of a new market leader in the aerospace and defense market, with the emergence of new technologies such as 5G, artificial intelligence, and advanced autonomous vehicles creating new commercial opportunities.

Drones. Global conflicts, particularly the conflict between Russia and Ukraine, have led to an increase in military spending and investment in new technologies solutions such as drones. The military drone market size is expected to reach approximately $24.75 billion by 2030. Key demand drivers include the rise of asymmetrical warfare, new avionics, and the inherent user safety advantages of drones over manned systems. We believe that our products will continue to play a role in the arsenals of the future, including through NATO countries. In addition, we believe that the U.S. military’s transformation into a smaller, more agile force that operates via a network of observation, communication, and precision targeting technologies will continue to accelerate the acceptance and use of small drone military operations around the world.

In addition, commercial drone use is gaining momentum as multiple industries are incorporating drones into their daily business functions, given the wide range of applications, including monitoring, inspection and surveillance. It is anticipated that worldwide commercial drone revenues will reach $163.5 billion by 2030. For example, farmers are using drones to inspect and spray their crops, which improves yields, construction sites are adopting drones to survey and monitor land, which improves workplace safety, and companies are using drones to inventory product in factories and warehouses, which improves efficiency. Additionally, drones are being used increasingly to transport and deliver goods. For example, hospitals are deploying drones to deliver critical medicine and other medical supplies to remote and underserved regions, while logistics companies are using drones to transport cargo between locations, expediting deliveries. As the commercial drone industry matures, we believe that aircraft and their components subsystems will become more commoditized, with additional pockets of growth expected in services and service-derivative revenues. The trajectory of commercial drone applications is well-aligned with our business strategy, which includes a focus on commercializing multiple types of value-added drone solutions to meet various end user and industry needs.

Avionics. New aircraft production and upgrades to existing aircraft are driving demand for our avionics solutions. We believe the market places a premium on avionics solutions like ours that have capabilities such as improved flight controls, communications and navigation capabilities, and flight monitoring. Continued technological advances in avionics and aging general aviation fleets are expected to drive growth for the general aviation avionics aftermarket.

Training. Overall demand for military flight training is expected to grow as countries around the world increase defense spending and outsource flight training to the private sector. Key market drivers include outsourcing of military training, technological advancement, and the ongoing pilot shortage. Additionally, the DoD has awarded over $13.7 billion in military aviation training contracts since 2015, representing a new public-private sector market norm. In the commercial market, the same shortage of trained pilots serves as the main driver of demand. The commercial training market is projected to grow from $1.8 billion in 2023 to over $4.9 billion in 2030, representing a CAGR of 15.4%.

Electric Air Mobility. It is estimated that the global electric air mobility market may grow to approximately $55 billion by 2030 and to approximately $1 trillion by 2040. Within this broader market, we believe medium- to heavy-lift autonomous aerial cargo represents one of the largest and most actionable segments. While the electric air mobility market remains in its nascent stage, we believe that the growing prevalence of e-commerce, rising operating costs in traditional rotorcraft and ground transportation, geographic isolation of certain regions, and increasing government demand for tactical resupply, border security, and ISR missions will support demand for electric and hybrid-electric vertical takeoff and landing aircraft. In addition, the implementation of emissions standards and related incentives has increased interest in aircraft electrification. Ultimately, we believe cargo and government mission profiles represent the most actionable near-term end markets owing to defined operational use cases and comparatively lower infrastructure requirements.

Our Growth Strategies

We are a growing platform built off a successful M&A strategy, with a robust pipeline of future commercial opportunities. Our growth strategies are rooted in a bold and focused vision for the future, with a mix of organic and inorganic growth initiatives. Within each of our segments, there are several opportunities to increase market share and penetrate new business areas.

Organically grow existing business line capabilities.

We will continue to make substantial investments in our sales and marketing, analytics, and communications functions to support our expansion within current markets and into future and specialized markets within each of our segments. We have identified specific opportunities to invest in organic growth, including launching larger screen form factor avionics with increased functionality, procuring additional aircraft to expand the capabilities of the Training segment, and iteratively developing our existing drone technology to enter new commercial end markets. With strong customer relationships and a focus on loyalty and satisfaction, we will continue to upsell and cross-sell across our portfolio, which in conjunction with investments in marketing and brand positioning will bolster our brand awareness. Finally, we are planning on both measured geographic expansion and targeting new customer end markets, which will further expand our addressable market.

Develop and commercialize new products and services and expand certification of new and future products and services.

Our segment specific initiatives are as follows:

●	Drones. We have expanded our U.S. manufacturing capabilities to support U.S. production of our military drones and are in the process of seeking DoD Blue UAS certification, which we currently estimate will be completed by June 2026 and will allow us to sell drones to the DoD. This certification process involves sponsors in various U.S. military branches supporting our product, with full certification essentially contingent on U.S.-domiciled production. In addition, we intend to expand our drone and DaaS offerings into new verticals, including medical, agricultural, security, and industrial applications, leveraging our GPS denied technology proposition as the leading edge of our value proposition owing to its inherent product-market fit.

●	Avionics. We intend to focus our R&D activities on integrated avionics for our cargo eVTOL platform, the Jaunt Journey, and other eVTOLs as well as training aircraft in current markets. We believe focusing on in-flight controls, navigation, and communications will lead us to experience strong growth through organic expansion opportunities designed to expedite the development of integrated systems for both internal platforms and external OEM initiatives. With a history of providing innovative avionics for over 20 years, Aspen Avionics is primed to launch products for the aircraft of tomorrow.

●	Training. We intend to expand our current training capabilities through the acquisition of a flight school for commercial flight training and the launch of a fixed wing military simulation service offering. Our training capabilities will be further enhanced by the acquisition of additional training aircraft through our acquisition of a flight school or otherwise. Additionally, we plan to offer drone and electric air mobility flight training to take advantage of these rapidly growing markets.

●	Electric Air Mobility. We intend to develop, certify, and commercialize our electric and hybrid-electric eVTOL aircraft, with an initial focus on cargo-configured platforms supporting middle-mile logistics and government missions, including tactical resupply and ISR. We anticipate certification of our initial cargo aircraft under applicable unmanned aircraft regulations as early as 2027 and expect subsequent certification of a multi-role cargo and passenger aircraft by the TCCA under existing CAR 529 Transport Category Rotorcraft airworthiness rules as early as 2031.

Leverage Public Sector Relationships and Security Clearances to Drive Business.

Our deep public sector relationships and security clearances enable us to bid on government requests for proposals and drive brand awareness of our drone, eVTOL, avionics, and training solutions with key military decision makers. For example, members of our management team maintain close relationships with the highest levels of government around the world, including military leaders, ambassadors, and defense attachés from NATO and its allies. Our senior leadership team has also held and/or currently holds positions on various government committees across the FAA, Pentagon, and White House. Key employees also possess extensive military leadership experience having served in U.S. special forces units. This grants us enviable access to key growth end markets and unlocks commercial synergies between our various segments.

Partnering with other firms on commercial ventures to drive technology convergence.

Partnerships allow us to expedite development of customer solutions by bringing together critical technologies across the aerospace and defense marketplace. For example, our Sky-Watch brand has critical partnerships with companies such as Palantir and Helsing that have boosted our drone’s capabilities. For our Electric Air Mobility segment, partnerships have been and will be at the forefront of our eVTOL platform’s integrated and convergent technology advantage, not only for the end-product but also in the areas of manufacturing, engineering and supply chain. New partnerships in AI and machine learning are also being explored in the Drones segment as well as virtual training system partnerships in the Training segment.

In addition to these technology partnerships, we selectively pursue strategic joint ventures with international developers of combat-proven unmanned aerial systems to accelerate access to validated platforms and defense markets. In October 2025, we entered into a non-binding letter of intent with Degree-Trans LLC dba Bullet, a Ukrainian developer of turbojet unmanned interceptor systems, to explore the formation of a 50/50 joint venture focused on the production and deployment of Bullet’s fixed-wing unmanned aerial vehicle (“UAV”) technology across NATO member countries, and Ukraine. The proposed transaction remains subject to further negotiation and execution of definitive agreements, and there can be no assurance that the contemplated joint venture will be consummated. In addition, in November 2025, our subsidiary, AIRO Drone, entered into a Joint Venture and Operating Agreement with Nord Drone Group, LLC, a Ukrainian developer of unmanned aerial systems, to form a 50/50 joint venture focused on the development, manufacture, and commercialization of unmanned aerial systems designed primarily for munitions delivery for customers in the United States, NATO member countries, and Ukraine. The consummation of the AIRO Nord-Drone joint venture is subject to customary closing conditions, including the execution of ancillary agreements and receipt of any required regulatory approvals, and may not be completed on the terms described, or at all.

Strategically acquire businesses and technologies to enhance our offerings.

We were formed in August 2021 for the purpose of acquiring and integrating various companies engaged in the aerospace and defense industry. Since our founding, including the Put-Together Transaction, we have gained experience in successfully integrating businesses, and will continue to focus on thoughtful strategic acquisitions as a key component of our business growth strategy. For example, the drone and avionics markets are primed for consolidation due to the lack of scale, capital, and resources necessary for expansion by many drone and avionics companies, and we have identified and are actively evaluating a wide range of strategic opportunities for expansion. We believe our acquisition strategy will enable us to expand our footprint and opportunities in new and existing areas, strengthen our customer base and market share and improve overall brand recognition.

Continual investment in software, AI, and machine learning to expand solutions capabilities and increase operational efficiencies.

We plan on building out our software, AI, and machine learning capabilities to help our customers solve more complex problems and bring additional capabilities to the marketplace. In addition, we intend to offer new product and service lines to ensure our customers are equipped with the proper tools for their evolving needs. These investments are expected to further bolster our cross-platform network effort to help support future R&D and new product development. These initiatives will also help us streamline our internal processes and optimize our supply chain, which will support further growth.

Segment Summary

Drones

The Drones segment develops, manufactures and sells drones and will provide drone services, such as DaaS, for military and commercial end users. Our military drones are sold through our Sky-Watch brand, which is a key supplier to European NATO countries. Military applications include reconnaissance, surveillance, and defense services, while commercial applications currently include inspection, survey, mapping, and photography, with future potential expansion into agriculture, weather analysis, conservation, healthcare, search and rescue and construction applications. A critical point of differentiation lies in our drones’ ability to perform in a GPS denied environment, which has numerous military and commercial applications. Moreover, our close feedback loop with in-field operators supports a battlefield relevant capability set. Key market tailwinds include heightened geopolitical instability, increased defense spending, and the evolving realities of the 21st century battlefield. Our core future initiatives include military manufacturing in the United States to sell our drones to the DoD and expansion of the DaaS business.

Our primary military product, the RQ-35 Heidrun, offers significant advantages over existing micro-ISR drones, because of the combination of its full-autonomy, demonstrated ability to operate in harsh electronic warfare and GPS-denied battlespaces, its long flight time, ease of operation, and robust supply chain. Our RQ-35 Heidrun drones operate in EU and NATO countries, having been tested and deployed in international markets in the EMEA region, including in the ongoing Ukraine conflict. These drones have hundreds of thousands of hours operating successfully in these harsh environments, and via integrations with other battlespace partners, and have proven to be an essential link between intelligence gathering and decision making for military customers around the world.

We also have three cargo drone platforms, including the Sentinel 30 km short-distance drone, the Chaos 60 km medium distance drone, and a downscaled cargo version of the Electric Air Mobility segment’s Jaunt Journey that can carry up to 250 pounds. All of these platforms are currently in the prototype stage and we are working to obtain FAA certification, which has been granted to others by the FAA for cargo oriented drones, for our cargo drones before going to market.

Our drone assortment has critical points of parity with other drones along parameters such as wingspan, weight, payload, and endurance, with our critical point of differentiation being our drone’s ability to autonomously operate in GPS-denied environments. This core attribute reduces the need for human input and expands the solutions scope of our offerings. This technology has critical applications across military and commercial use cases, and we believe we are uniquely suited to capitalize on this opportunity.

We also plan to provide DaaS offerings, including surveillance services for businesses interested in monitoring, surveying, and evaluating their properties. Our DaaS strategy is rooted in our GPS-denied technology, which has strong commercial potential in agriculture, security, and industrials applications. We plan to offer an extensive suite of capabilities for a wide range of commercial use cases, including mapping, surveying, inspecting, photographing and filming, dispensing and spraying, warehousing, and monitoring. We plan to expand our commercial capabilities by offering drone maintenance, repair, and overhaul services.

Sales of our drones to the DoD is a key future initiative. Our production facility in Phoenix is currently in the process of obtaining Blue UAS certification, which will enable us to manufacture and sell our RQ-35 drone to the DoD. This certification process involves sponsors in various U.S military branches supporting our product, with full certification contingent on U.S.-domiciled production. A version of the RQ-35 intended for Blue UAS certification, the RQ-35 v.251, is currently in our development plan, along with a follow-on certification program. We expect to achieve Blue UAS certification by June 2026. We are leveraging the full breadth of our product development excellence, public sector relationships, and our platform to penetrate the U.S. military drone market.

To support future new product development, we are designing and engineering efficient, reliable, and low-carbon-emission unmanned aircraft systems for both commercial and military markets. We are actively developing improvements for our existing RQ-35 Heidrun drone while also designing the next generation of fully autonomous, fixed-wing mini drones.

Finally, we are developing a global command, control and communications network for safe, efficient and seamless air platform interoperability called “AIRO Link.” This network would be designed to enable ground operators to establish a data link to unmanned aircraft systems, providing valuable flight analytics and support the development of drone flights performed in BVLOS. Currently, we are researching the requirements and framework that will enable multiple BVLOS drone operations at low altitudes in airspace where FAA air traffic services are not provided. We are also working to demonstrate the feasibility of using small radio or communication links on drone airframes.

Avionics

The Avionics segment develops, manufactures, and sells avionics for military and general aviation aircraft, drones, and eVTOLs. Our avionics products include flight displays, Connected Panels, and GPS/GNSS sensors, all of which have been installed on legacy military aircraft and general aviation platforms. With technology constantly advancing and general aviation fleets aging, we believe there is considerable potential for military and general aviation aircraft to be upgraded with our solutions. Key market tailwinds include technological advancements, robust general aviation delivery numbers, and an aging general aviation fleet.

Our Aspen Avionics brand provides avionics solutions to the general aviation aftermarket, including Connected Panels and OEM displays and integrations for select partners. Our Aspen Avionics brand is well-known in the avionics market, given its extensive presence on older military, general aviation, and rotary wing platforms. In addition, our Aspen Avionics brand possesses over 20 years of experience and strong, long-term customer acceptance of its value proposition. We also supply parts to OEMs, including displays to Robinson Helicopters, our Connected Panels to Pilatus and Honeywell, and are developing solutions for our Jaunt eVTOL platforms and other eVTOL operators like Joby Aviation.

Our product assortment is built on our Connected Panels, Evolution Flight Display System, and NexNAV offerings depicted below:

The Avionics segment uses a book and bill model, leveraging our strong relationships with more than 650 dealers worldwide. We primarily use contract manufacturers based in the United States for our avionics products. Product-market fit has been robust with our flight display system, our Connected Panels, and NexNav, which have been well received by consumers.

Our solutions demonstrate strong points of parity with products manufactured by competitors Garmin Ltd., Dynon Avionics, Inc., and Avidyne Corporation along many core product functionality attributes such as Primary Flight (“PFD”) and Multi-functional Displays, PFD Backup, Vacuum System Removal, Small Form Factor, and GPS / GNSS Integration. Our key point of differentiation is our products’ easy-use, low-cost installation, and unique upgradeability, with our avionics engineered ground-up to allow for value-added features to be added seamlessly throughout the ownership lifecycle.

We are developing new avionics systems with additional capabilities. These systems are being designed to improve detection and avoidance with obstacles that could enable manned and unmanned BVLOS operations and enhance connectivity and health monitoring between ground-based and flight-based systems. We are also developing sensor payloads for specific missions and researching the use of advanced light field and near-eye optics for display systems.

We are also developing larger screen displays which will allow us to serve as an OEM supplier for a variety of platforms. Additionally, these larger screen displays will also be used on our Jaunt cargo and passenger aircraft, which we expect will significantly reduce total eVTOL and Avionics production costs.

Training

The Training segment provides military and commercial pilot training for the military and commercial sectors. We offer professional training and consulting services to the U.S. military, select NATO countries, and other U.S. allies under our CDI brand. These offerings include adversary air, close air support, ISR, aircraft leasing, pilot training, ground liaison services, JTAC training, as well as full joint theatre ISR and simulated ground strike training. We work closely with special military forces such as SEAL teams, the U.S. Naval Air Warfare Center, and USAF Air Combat Command. Our top security clearances and established relationships at the Pentagon provide us a differentiated ability to bid on mandates. We also offer commercial pilot training for individuals looking to satisfy their training requirements to earn their commercial pilot license and are actively expanding our non-military capabilities. Our owned aircraft platforms include the Cessna 310, Cessna 206, and L-39 Albatros, and we lease the Marchetti S-211, which together enable us to provide a wide range of training services.

Coastal Defense Incorporated. CDI provides a full suite of services including close air support, intelligence surveillance and reconnaissance and simulated ground strike training. We are highly experienced in special forces and possess top secret clearance for our facility, which enables us to bid on contracts with special clearance requirements. Our staff includes a large network of Air Force, Navy, and Marine Corps pilots. CDI is an approved participant under certain multiple award IDIQ contracts issued by the U.S. military. Approved IDIQ contract participants such as CDI bid on task orders as they are issued by the U.S. military pursuant to such IDIQ contracts. The U.S. military chooses winning bids based on such factors as cost, certainty of fulfilling the requirements of a specific task order, safety records, and other factors. Key market tailwinds include a persistent military pilot shortage and the DoD outsourcing pilot training to the private sector.

CDI is a current participant under three such IDIQ contracts. The first is for Combat Air Force CAS services, for which CDI is a mandated participant as one of seven companies approved by U.S. Air Force Air Combat Command to bid for contract military training contracts. This contract was awarded in September 2024 and is expected to be completed by September 2029, with a combined not-to-exceed aggregate award of $5.7 billion across all task orders and participants. The Combat Air Force CAS contract is still active and is expected to continue through 2029. We plan to compete for task orders under this contract that we qualify for based on our fleet of aircraft. The second contract is for terminal air attack controller trainer services (“TAACTS”). The TAACTS contract will be active through 2028, with a combined not-to-exceed aggregate award of $249 million across all task orders and participants. We plan to compete for task orders under this contract as they are released. The third contract is a contract for the Navy to provide joint terminal air controller training for customers within the Navy that will be active through the end of 2026 with an aggregate award of $1.95 million. In addition to the IDIQ contracts, CDI also bids quarterly on individual contracts and purchase orders to provide ISR support services, including a current contract award until April 30, 2029.

Commercial Flight School. In November 2023, we signed non-binding letters of intent to acquire two businesses for the Training segment, including a flight school for training pilots. There can be no assurance that we will acquire the pilot school on the terms described herein or at all.

Electric Air Mobility

The Electric Air Mobility segment is developing a rotorcraft eVTOL for cargo applications through our Jaunt brand. Use cases include fixed route flights, on-demand trips, and cargo operations. Our R&D efforts are focused on developing the cargo eVTOL platform, targeting the attractive middle mile delivery cargo market. We plan to certify our platforms through existing CAR 529 Rotorcraft standards, with our eVTOL platform including the best attributes of both rotary and fixed wing aircraft. This certification process does not require us to modify existing rules to get certified, which we believe is a distinct advantage versus our competitors who are certifying under FAA Part 21.17(b) rules. Our patented compound rotorcraft technology is a core point of technological differentiation that will underpin our cargo eVTOL’s commercial capability and it has over 300 piloted flight hours on multiple Jaunt demonstrator aircraft. We believe the range and payload capabilities driven by this technology uniquely positions us to provide a compelling commercial solution for the eVTOL cargo market. Once developed and certified, our cargo eVTOL will serve as the foundation of our commercialization efforts, with passenger applications as a longer-term secondary initiative.

Our R&D efforts are focused on designing efficient energy management systems, flight control computers, and fly-by-wire systems capable of delivering cargo and passengers. Additionally, we are collaborating with other technology companies to provide high-fidelity virtual-reality flight simulators to eventually support eVTOL aircraft testing and pilot training. We are also researching robotic automation technologies for thermoplastic airframe manufacturing to accelerate the mass production of electric air mobility aircraft and reduce overall production costs. Key growth tailwinds include increasing demand for mid mile cargo, urban mobility access, and the inherent commercial efficiency advantages of electric platforms vis-à-vis traditional propulsion systems. Our four big target markets include cargo, passenger, emergency response, and the military, with cargo being our initial focus due to its readily addressable market potential.

We believe we are well-positioned to penetrate the eVTOL cargo market due to our certification approach and funding support. We anticipate that our certification strategy under CAR 529 Rules through the TCCA will significantly expedite the certification process. Once certified, our cargo aircraft will immediately be recognized by U.S. and European aviation authorities via FAA/EASA reciprocity, allowing us to bring our eVTOL aircraft to market in the United States, Europe, and Canada concurrently. We expect to receive significant funding support from multiple sources, including the Canadian government, suppliers, and customer deposits. Additionally, we benefit from supplier cost sharing, whereby our suppliers have agreed to defer the costs of non-recurring engineering expenses until commercialization, which reduces our initial funding requirements prior to commercialization. As a result, we believe we have access to funding to cover most of our aircraft development.

We began conceptual design of our cargo-configured electric and hybrid-electric aircraft in 2024 and anticipate entering preliminary design in early 2026. We are targeting first flight by the end of 2026 and initial aircraft deliveries beginning in the fourth quarter of 2027. Our development program is focused on a runway-independent vertical takeoff and landing aircraft designed to support medium-lift cargo operations and government mission profiles. Initial commercialization efforts are centered on middle-mile logistics, remote cargo delivery, tactical resupply, emergency response, and ISR applications, where customers value range, endurance, payload capacity, and operational flexibility.

The aircraft architecture incorporates compound rotorcraft aerodynamics and electric or hybrid-electric propulsion to balance endurance, payload capability, and operating economics. We believe hybrid-electric configurations may provide extended range and mission duration relative to fully electric platforms, particularly for government and remote logistics use cases. Our phased development approach is intended to retire technical and regulatory risk through staged design reviews, flight testing, and certification engagement prior to scaled production.

In parallel with the cargo program, we expect to continue development of multi-role configurations and enabling technologies, including autonomy systems, advanced flight controls, mission payload integration, and ground control infrastructure, to expand the addressable set of cargo and government applications over time. These efforts are intended to support increased operational flexibility, multi-mission deployment, and potential future variants.

Customers

Our customer relationships underpin the strength and growth potential of our business. We service a wide variety of end markets, with a diverse mix of customers ranging from blue-chip OEMs to NATO. Our track record of success, innovative products, tight customer relationships, and excellent service have driven strong customer retention.

Drones. We sell our drones to military and defense entities worldwide, including NATO member countries such as the Netherlands, Denmark, and Germany, which procure the drones through their sovereign funds at the country level, and then donate the majority of the drones to Ukraine. European demand is robust, as NATO countries continue to procure RQ-35s for their own use with the majority of drones subsequently donated to Ukraine for in-field use. We believe that drones can be a key component of NATO countries’ defense spending plans to meet their 5% GDP contribution target and that we have a unique opportunity for our products to take a share of these countries’ defense spending, particularly with our mUAS. Expansion of the RQ-35 into the U.S. market is in process, and we believe we will obtain certification as we have already demonstrated the RQ-35’s capabilities to U.S. forces overseas in Europe. We are now assembling the RQ-35 and will start fully manufacturing it in the United States to certify for sales to the DoD. In the future, we aim to serve commercial end markets through our drone services and AIRO Link offerings, targeting Fortune 500 companies. For the year ended December 31, 2025, two customers accounted for 79% of our consolidated revenue, all of which related to Drone segment revenue. For the year ended December 31, 2024, two customers accounted for 72% of our revenue, all of which related to Drone segment revenue. No other customer directly or indirectly accounted for more than 10% of our revenue for either period.

Avionics. We sell our avionics solutions through our network of more than 650 dealers to sell products to owner-operators of general aviation aircraft and directly as an OEM solution to Robinson Helicopters, Pilatus, Honeywell, and Joby Aviation. In addition, the Drones and Electric Air Mobility segments use our avionics and electronics components on their platforms.

Training. We have contracts with the U.S. government to provide military training and simulation services.

Electric Air Mobility. We intend to market and sell our electric and hybrid-electric aircraft to commercial cargo operators, middle-mile and remote logistics providers, and government customers, including defense, border security, emergency response, and ISR operators. Target customers may include regional and remote cargo carriers, energy and industrial logistics operators, humanitarian and disaster relief organizations, and public-sector agencies seeking runway-independent vertical lift solutions. Passenger applications may represent a longer-term opportunity subject to additional development and certification.

Drones Segment Backlog

Drones segment backlog represents unfilled orders for which we have purchase orders or other definitive agreements with customers, as well as orders for which NATO countries have allocated funds but for which no definitive agreement has been executed, in each case against which we expect to perform and recognize revenue in the next 12 months. As of March 31, 2026, we had approximately $150 million in Drones segment backlog. This backlog amount was translated to U.S. dollars using applicable exchange rates as of market close on March 27, 2026, and may increase or decrease based on fluctuations in foreign exchange rates. We may experience reductions to Drones segment backlog and/or significant order cancellations due to various factors, including delivery delays and production disruptions.

Corporate History

We were formed on August 30, 2021 for the purpose of acquiring and integrating various companies engaged in the aerospace and defense industry. During the year ended December 31, 2022, we completed our “Put-Together Transaction” to acquire six companies which are now organized into our four reportable segments: (i) Drones, through our subsidiaries, AIRO Drone and Sky-Watch; (ii) Avionics, through our subsidiary, Aspen Avionics; (iii) Training, through our subsidiaries, Agile Defense and CDI; and (iv) Electric Air Mobility, through our subsidiary, Jaunt.

Competition

We operate in highly competitive markets that are sensitive to technological advances. In each of our market segments, many of our competitors are larger and can maintain higher levels of expenditures for R&D. In each of our markets, we concentrate on the opportunities that we believe suit our resources, overall technological capabilities, and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities, including reliable, resilient, and innovative cyber capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs.

Drones. We anticipate the defense market for sUAS continues to evolve in response to changing technologies, shifting customer needs and expectations, and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing sUAS that continue to compete, or will compete, directly with our products. Some of these contractors have significantly greater financial and other resources than we possess. Our current principal sUAS competitors include Elbit Systems Ltd., Teledyne Technologies, Inc., L3 Technologies, Inc., and Lockheed Martin Corporation. The U.S. defense market for mUAS has been addressed primarily by Boeing’s ScanEagle and Textron Inc.’s Shadow UAS. Our current principal mUAS competitors include those competing with us for the U.S. Army’s Future Tactical UAS Program: Martin UAV, LLC and Northrop Grumman Corporation’s V-Bat, Textron Inc.’s Aerosonde, and L3Harris Technologies, Inc.’s FVR-90. International mUAS competitors include Elbit Systems Ltd. and Israel Aircraft Industries International, Inc. We do not view large UAS, such as Northrop Grumman Corporation’s Global Hawk or General Atomics, Inc.’s Predator and its derivatives, as direct competitors to the sUAS because they perform different missions, do not typically deliver their information directly to front-line ground forces, and are not hand launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future. Potential competition from consumer-focused drone manufacturers is emerging as their capabilities increase and their prices remain low relative to existing defense solutions, which is resulting in some level of military consideration even if such drones do not meet traditional military performance or security specifications. Such potential competitors include Skydio Inc. and Shield AI, Inc.

The market for commercial UAS products and services is in an early stage of development, but is evolving rapidly, generating a great deal of interest as government regulations evolve to accommodate commercial UAS operations in the NAS and in the airspace systems of other countries. Given the breadth of applications and the diversity of industries that could benefit from UAS technology, a growing number of potential competitors in this market include consumer drone manufacturers such as Da Jiang Innovations (although regulation is trending toward further restrictions against Chinese made drones, Da Jiang Innovations remains a global industry leader and continues to serve markets on which we are focused), who seek to enhance their systems’ capabilities over time; other sUAS manufacturers, including large aerospace companies such as Lockheed Martin Corporation, and drone and aerial surveying and mapping service providers such as PrecisionHawk, Inc., Sentera LLC, and SlantRange, Inc.; ground-based surveying and mapping service providers; satellite imagery providers; and specialty system manufacturers, software as a service and other service providers aiming to address specific market segments. The emerging non-military market is attracting numerous additional competitors and significant venture capital funding given perceived lower barriers to entry and a much more fragmented marketplace as compared to the military market. Potential additional competitors include start-up companies providing low-cost solutions.

Avionics. We have several competitors in the avionics market. Those major competitors include companies such as Honeywell International Inc. (HON), Avidyne Corporation, Collins Aerospace, Dynon Avionics, Inc., uAvionix Corporation, L3Harris Technologies, Inc., and Garmin Ltd. (“Garmin”). In the display and integrated avionics segment, the primary competitor is Garmin, which has the largest market share in the aftermarket segment. Garmin, Honeywell, and Collins Aerospace are the leaders in the OEM segment. As the eVTOL market emerges, we expect new market competitors as well as the existing competitors in the avionics segment. Our primary competitors in the Connected Panel market include Honeywell, Garmin, and Teledyne. In the GPS market space, the NexNav system has few direct competitors. NexNav products include licensing, Circuit Card Assemblies (“CCA”), and Line Replaceable Units or boxes (“LRU”). Competitors include Honeywell’s wholly owned division, Bendix/King, CMC Electronics Inc./Esterline Technologies Corp., FreeFlight Systems Inc. (“FreeFlight”) Trig Avionics Ltd. (“Trig Avionics”), and uAvionix Corporation. FreeFlight and Trig Avionics also license our design. Other manufacturers of GPS components such as Garmin, Honeywell, and Collins Aerospace do not sell standalone GPS devices in our markets and typically provide that functionality embedded in an integrated product.

Training. Our Training segment is part of an industry that is highly concentrated with several well capitalized competitors including, without limitation, Draken International, Inc. (“Draken”), Top Aces Inc. (“Top Aces”), Airborne Tactical Advantage Company, LLC (“ATAC”), and Tactical Air Defense Services Inc. (“TacAir”). Draken has a large inventory of domestic and foreign-built aircraft including A4 Skyhawk, L-159G Alca, Aermacchi MB 339, MiG 21, L-39 Albatros, F1 Mirage, and Atlas Cheetah. A current contractor with the U.S. Air Force (“USAF”) and the U.S. Navy (“Navy”), Top Aces, is a Canadian-based company with an inventory of domestic and foreign-built aircraft, including A4 Skyhawk and Dornier Alpha Jet, and is set to acquire F-16 Falcons through its acquisition of Advanced Training Systems International in Mesa, Arizona. ATAC is a current contractor with the USAF and Navy, and has a large inventory of foreign-built fighter jets, including F21 Kfir, MK-58 Hawker, L-39 Albatros, and F1 Mirage, of which the newest aircraft was operational in 1968. TacAir has a medium inventory of domestic built F-5 Freedom Fighters and also operates customer-owned domestic and foreign-built aircraft, including F-16 Falcon and SU-27. We also compete with simulation training.

Electric Air Mobility.

The electric air mobility market is highly competitive and includes companies developing aircraft for passenger transportation, cargo logistics, and government applications. Certain publicly traded competitors, including Archer Aviation Inc., Eve Holding, Inc., Joby Aviation, Inc., and Vertical Aerospace Ltd., are primarily focused on passenger eVTOL aircraft and urban air mobility services. In the cargo segment, companies such as Elroy Air and MightyFly are developing autonomous or hybrid-electric cargo aircraft targeting middle-mile logistics markets similar to those we intend to address. We also compete indirectly with incumbent aircraft charter services that have long served comparable markets using hydrocarbon-based rotorcraft and fixed-wing aircraft, as well as ground-based transportation providers, including Uber Technologies, Inc. and Lyft, Inc., to the extent our offerings overlap with certain passenger or logistics use cases.

We anticipate utilizing existing rotorcraft certification standards for certain of our aircraft configurations, which we believe may provide a defined regulatory pathway to commercial service relative to certain competitors pursuing alternative certification approaches. Our electric and hybrid-electric compound rotorcraft architecture is designed to support medium- to heavy-lift cargo and government mission profiles, including tactical resupply and ISR applications, where endurance, payload capacity, and runway-independent operations are critical. We believe the principal competitive factors in this market include certification approach and timeline, cost, manufacturing efficiency, product performance, reliability and safety, service capabilities, supplier partnerships, and technological innovation. Many of our competitors, however, have substantially greater financial resources, manufacturing scale, operational experience, or regulatory track records, and competition is expected to intensify as the market evolves.

Research and Development

We benefit from the intellectual experience and capacity of visionary leadership and a robust R&D culture linked directly to our operating business model. We leverage this to continue our thought and innovation leadership among industries, government, military, academic, aviation, and other market segments.

Business survival and evolution of best systems demand comprehensive self-assessment and disruption analysis to be a true leader in the industry. Accordingly, we characterize our company and our people as an “innovation and invention machine.”

To this end, we promote company-wide experimentation, partnering and client/customer collaboration to assimilate and harness the best ideas. We plan to induce R&D through big data collection, an internal architecture for participation and an enablement process to absorb external innovation resources extensively and assimilate them into our indigenous business. Our R&D process is matrixed internally with operating segments and engineering efforts. It involves management and oversight from idea conception to prototyping, to commercialization and sales; then cycles to improve products and services continuously.

Additionally, we partner with appropriate industry leaders, scientific and technology communities, academia, government entities and others to foster simultaneous research, design, development, and maintenance of both new and existing products.

Our R&D focuses in five areas that correspond to government and industry needs: (1) Advanced Avionics and Sensors, Displays and Integrations; (2) Electric Air Mobility System; (3) UAS and sUAS Critical Systems; (4) Drone Command, Control, and Communication Systems; and (5) U.S. and Global Standards.

Advanced Avionics and Sensors, Displays and Integration. We design and engineer advanced systems that include, but are not limited to:

●	Cockpit display system functions for primary flight and multi-functional devices installed in general aviation cockpits;

●	connectivity and health monitoring between ground-based and flight-based systems; and

●	sensor payloads for specific missions.

Electric Air Mobility Systems. We design and engineer electric and hybrid-electric compound rotorcraft platforms and associated systems intended to support cargo and government mission profiles, including middle-mile logistics, tactical resupply, and ISR applications. Our research and development activities include, but are not limited to, the following:

●	design, integration, and testing of electric and hybrid-electric propulsion systems, including energy management, power distribution, and endurance optimization for compound rotorcraft applications; and

●	development of flight control computers, fly-by-wire systems, autonomy capabilities, and aerodynamic optimization to support stable, runway-independent performance and mission flexibility; and

●	integration of cargo and ISR mission payloads, ground control systems, communications infrastructure, and related systems engineering and certification planning activities.

UAS and sUAS Critical Systems. We design and engineer safe, efficient, low-carbon-emission, reliable and functional platforms and systems for multi-mission roles through stringent flight testing and evaluation. This includes, but is not limited to the research, development or analysis of:

●	sense and avoid systems and standards necessary to comply with the Code of Federal Regulations that apply to operating and flight rules (14 C.F.R. pt. 91);

●	de-risking operations by AI-enhanced on-board autonomy and decision-making for collision avoidance, mapping and path-planning, particularly in confined and largely inaccessible areas;

●	enabling the scale of UAS missions and services by minimizing UAS training lead-time via on-board AI/algorithm modification and hardware modularity to enhance flight safety and performance across broader applications;

●	disposable and recyclable drones; and

●	partner to design leading-edge vertiports and operations.

Drone Command, Control and Communications Systems. We develop a global Command, Control and Communications network for safe, efficient and seamless air platform interoperability termed, “AIRO-NET;” through which we will:

●	explore operation, data exchange requirements and the supporting framework to enable multiple BVLOS drone operations at low altitudes (under 400 feet above ground level) in airspace where FAA air traffic services are not provided;

●	demonstrate and prove the feasibility of using a small radio or communications link in sUAS, UAS, and UAM airframes, while evaluating the operating compatibility with existing avionics equipment;

●	develop secure Command and Control links with interference mitigation among satellite, drone-to-drone, and drone-to-controllers;

●	design command centers for BVLOS Drone and Advanced Air Mobility missions and services; and

●	absorb, assimilate and develop best services, roles and responsibilities, information architecture, data exchange protocols, software functions, infrastructure, and performance requirements systems for a drone “traffic management” ecosystem for uncontrolled operations complementary to FAA’s Air Traffic Management system.

U.S. and Global Standards. Our goal is to be a leader of standard setting in the new aerosphere, such that it will support the development of regulations, policies, procedures, guidance, and standards for manned and unmanned aircraft operations, including but not limited to function allocation, control station requirements, pilot training and certification requirements. To accomplish that goal, we:

●	provide information from flight tests, modeling and simulation, technology evaluations, risk assessments, and data gathering and analysis to provide the FAA and other global authorities with critical information in areas such as Detect and Avoid, UAS communications, Human Factors, System Safety, and Certification;

●	support the FAA and industry with ongoing participation with the General Aviation Manufacturers Association and the American Society for Testing and Materials in the development of standards for UAS and electric aircraft systems; and

●	address human factors, maintenance and safety concerns that are unique to manned and unmanned aircraft.

Intellectual Property and Brand Protection

Our success depends in part upon our ability to protect our core technology and intellectual property. To establish and protect our proprietary rights, we rely on a combination of intellectual-property rights (e.g., patents, trademarks, copyrights, and trade secrets including know-how and expertise) and contracts (e.g., license agreements, confidentiality and non-disclosure agreements with third parties, and employee and contractor disclosure and invention assignment agreements).

We own or have exclusive rights to patents, trademarks, copyrights, trade secrets, and/or other intellectual property rights in the United States and abroad that support us and the respective brands, products and services of each of our four segments. We have 34 issued patents worldwide (of which 27 are U.S. patents and 7 of which are British, French, German, and Italian validations of European patents). Without accounting for any potential patent term adjustments or extensions or other forms of exclusivity with respect to our U.S. issued patents, 4 expire before 2026, 13 expire between the beginning of 2026 and the end of 2030, and 10 expire between the beginning of 2031 and the end of 2039. The European patents are expected to expire between the beginning of 2027 and the end of 2032.

Of the above referenced patents and applications, approximately 20 of the issued U.S. patents are related to electronic flight display technologies. Approximately 7 of the issued U.S. patents are related to vertical take-off and landing aircraft technologies. We also have 5 U.S. trademark registrations and 1 pending U.S. trademark application. Our various portfolio companies regularly file for patent and trademark protection, and we have also acquired intellectual property by way of corporate acquisition.

We believe that our differentiated and balanced portfolio of intellectual property rights in the aerospace, defense and drone technologies spaces, our diversified product portfolio, ranging from established and mature product offerings to innovative drone and eVTOL solutions, and the brand reputation of our companies, provide us with a competitive advantage.

In the future, we intend to continue to seek intellectual property protection for our new products, technologies and designs, and exercise our rights to exclusively use these valuable assets.

Employees and Human Capital Management

As of December 31, 2025, we had 223 employees across our platform, all of which were full-time, including 153 in the Drones segment, 36 in the Avionics segment, 10 in the Training segment, 6 in the Electric Air Mobility segment, and 18 supporting corporate functions. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating existing and new employees, advisors and consultants. We anticipate additional hiring activity across our four segments as we continue to scale our operations.

As of December 31, 2025, 45 employees based in Denmark in the Drones segment are covered by a collective bargaining agreement with the Danish Industry union. Apart from such employees, no other employees are currently covered by collective bargaining agreements or represented by labor unions.

We anticipate increased hiring activity as we continue to scale operations. In particular, our Electric Air Mobility segment anticipates substantial hiring activity, although it will also augment staffing using third-party service providers. We intend to hire operational management and engineering staff for R&D.

Government Regulation

We are subject to various local, state, federal and international laws and regulations relating to the development, manufacturing, sale and distribution of our products, systems and services, and it is our policy to comply with the applicable laws in each jurisdiction in which we conduct business. Regulations include but are not limited to those related to import and export controls, corruption, bribery, environment, government procurement, wireless communications, competition, product safety, workplace health and safety, employment, labor and data privacy.

Drones

Because it contracts with the Department of Defense/Department of War and other agencies of the U.S. government—and, for certain of those contracts, requires access to classified information—our Drones segment is subject to extensive federal statutes and regulations, including the Federal Acquisition Regulation (“FAR”), the Defense Federal Acquisition Regulation Supplement (“DFARS”), the Truthful Cost and Pricing statute, the Foreign Corrupt Practices Act, the False Claims Act, and the regulations implementing the National Industrial Security Program Operating Manual (“NISPOM”). The NISPOM regulations establish the security requirements applicable to classified contracts and programs, facility security clearances, and personnel security clearances. The federal government audits and reviews contractors’ performance on contracts, pricing practices, cost accounting systems and practices, and compliance with applicable laws, regulations and standards. Like most government contractors, the Drones segment’s contracts are audited and reviewed regularly by federal agencies, including the Defense Contract Management Agency and the Defense Contract Audit Agency.

Certain of these statutes and regulations impose or subject the Drones segment to risk of substantial penalties for violations, including significant financial liability and suspension or debarment from government contracting or subcontracting for a period of time. Our management monitors its government business to reduce the risk of such violations occurring.

In addition, the Drones segment is subject to industry-specific regulations due to the nature of the products and services it provides. For example, certain aspects of its business are subject to further regulation by additional U.S. government authorities, including: (i) the FAA, which regulates airspace for all air vehicles in the NAS; (ii) the National Telecommunications and Information Administration and the Federal Communications Commission (“FCC”), which regulate the wireless communications upon which its UAS depend in the U.S. and also regulate any device that emits radiofrequency regulation as a result of its operations; (iii) the Directorate of Defense Trade Controls of the U.S. Department of State, which administers the International Traffic in Arms Regulations that regulate the export of controlled technical data, defense articles and defense services and (iv) the Bureau of Industry and Security of the U.S. Department of Commerce, which regulates export of dual-use items and technology.

On June 21, 2016, the FAA released its final rules that allow routine use of certain sUAS in the NAS. The FAA rules, which went into effect in August 2016, provide safety rules for sUAS (under 55 pounds) conducting non-recreational operations. The rules limit flights to visual-line-of-sight daylight operation, unless the UAS has anti-collision lights in which case twilight operation is permitted. The final rule also addresses height and speed restrictions, operator certification, optional use of a visual observer, aircraft registration and marking and operational limits, including prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. Current FAA regulations require drone operators to register their systems with the FAA and secure operating licenses for their drones as per the Part 107 specifications. These regulations continue to evolve to accommodate the integration of UAS into the NAS for commercial applications, including High-Altitude Pseudo-Satellite UAS.

In December 2019, the FAA proposed rules requiring the remote identification of UAS. Remote identification, which provides for a UAS in flight to provide identification that can be received by other parties, is designed to enhance safety and security by allowing the FAA and other agencies to identify a UAS that appears to be flying unsafely or in an area in which flight is not permitted. The public comment period for the proposed rules expired on March 2, 2020. On April 21, 2021, the final rule for remote identification of UAS went into effect. On the same day, the final rule for operation of sUAS over people also went into effect. This rule permits routine operations of sUAS over people, moving vehicles, and at night under certain conditions. The final rule also makes changes to the recurrent testing framework and expands the list of persons who may request the presentation of a remote pilot certificate. Additionally, in February 2020, the FAA issued a public request for comment on its proposed policy for the creation of a new type certification of certain UAS as a special class of aircraft under FAA regulations. Currently the Part 107 Rules allow for the operation of sUAS without the need for FAA airworthiness certification as long as the UAS meets certain specified criteria and certain flight rules are followed; larger UAS and operations of sUAS outside the scope of the Part 107 Rules require a waiver from the FAA. The FAA’s proposed policy proposes a new special class of UAS for which airworthiness certification can be obtained, however, the proposed policy only applies to the procedures for the type certification of the new class of UAS, not the criteria that will be needed for the UAS or the flight operations to be followed to operate. Further rulemaking by the FAA is anticipated regarding the particular criteria for the airworthiness certification standards under the new special class proposed by the new policy. The comment period for the FAA’s proposed policy expired on March 4, 2020.

As a result of Executive Order 14307 entitled “Unleashing American Drone Dominance” issued by the President on June 6, 2025 (“EO 14307”), a number of policies are slated to change in 2026. Final rules are expected in mid-2026 to comply with the 240-day deadline established in EO 14307 for finalizing the BVLOS rule. The NPRM issued at the direction of EO 14307 in August 2025 contemplates changes to Part 108 that will enable BVLOS operations without the requirement of filing individual waivers for each operation, which will expand commercial drone capabilities. Also noteworthy is that drones must meet compliance standards through manufacturer declarations. Finally existing Part 107 rules for visual line of sight operations remain unchanged. However, Part 146 establishes a framework for Automated Data Service Providers to manage drone traffic and safety services.

While it is currently anticipated that the enactment of remote identification, operation of sUAS over people, and a new airworthiness certification process for a newly created special class of UAS will help formalize the process for manufacturing and obtaining airworthiness certification for UAS within the newly created class and accelerate the development of commercial UAS in the U.S., it is uncertain whether the FAA’s actions, if any, will have such effects. Additionally, it is unclear when, if ever, the FAA will implement final rules regarding remote UAS identification and whether they will differ from the proposed rules. It is also unclear when, if at all, the FAA will create a new class of UAS and what the final rules regarding the certification of such UAS will look like. We cannot be certain as to how its business will be affected by the FAA’s proposals until the final rules for such matters are issued by the FAA.

Furthermore, our non-U.S. operations are subject to the laws and regulations of foreign jurisdictions, which may include regulations that are more stringent than those imposed by the U.S. government on our U.S. operations.

The defense and security mUAS segment, most often represented by government clients, has, in our opinion, the best possibility to utilize mUAS systems, as both armed forces and security agencies often times have access to restricted airspace in which to train, build capabilities, and operate. Nevertheless, the extent to which the mUAS market—defense, security and civilian professional—can be accessed, expanded, and commercially exploited is tied to clients’ ability to fly in non-restricted airspace and, moreover, the ability to fly BVLOS. National and international regulation, such as the Unmanned Aircraft System Traffic Management initiative implemented by the FAA and NASA in the U.S. or the “U-Space” initiative implemented by the EASA to address UAS traffic management in the EU, is still underway, as is standardization of operator certification and platform (airworthiness) certification. Until these standards, certifications, and traffic management are effectively clarified and ratified systematically and internationally, certain clients of the targeted customer segment may be hesitant, or even prevented, in acquiring and utilizing our mUAS solutions. Accordingly, the nature of and the speed with these regulations are completed and implemented pose a risk for both our financial performance and condition, timing of growth and (short-term) growth potential.

Government Contracting Process

Our Drones segment sells the significant majority of its small and medium UAS and traffic management system products and services as the prime contractor under contracts with the U.S. government. Certain important aspects of its government contracts are described below.

Proposal Process

Most of the Drones segment’s current government contracts were awarded through a competitive proposal process. The U.S. government awards competitive contracts based on solicitations that describe the procuring agency’s needs and establish proposal criteria for evaluation and source selection. Each interested supplier prepares a proposal in response to the agency’s solicitation. Proposals usually must be prepared in a short time period in response to a deadline identified in the solicitation, and the proposal effort requires extensive involvement of numerous technical and administrative personnel. Following award announcements, unsuccessful offerors may challenge the agency’s award decision in a proceeding known as a “bid protest.”

Funding

The funding of U.S. government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis, even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations.

The U.S. military funds its contracts for full-rate production UAS either through operational need statements or as programs of record. Operational need statements require allocations of discretionary spending or reallocations of funding from other government programs. We define a program of record as a program that, after undergoing extensive Department of Defense/Department of War review and product testing, is included in the five-year government budget cycle, meaning that funding is allocated for purchases under these contracts during the five-year cycle, absent affirmative action by the customer or Congress to change the budgeted amount. Despite being included in the five-year budget cycle, funding for these programs is subject to annual approval.

Material Government Contract Clauses

All contracts with the U.S. government contain clauses, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:

●	terminate existing contracts for the government’s convenience, in whole or in part, when it is in the interest of the government to do so;

●	terminate contracts for default upon the occurrence of certain enumerated events;

●	unilaterally modify contracts regarding certain requirements;

●	terminate contracts (including multi-year contracts) and related orders if funds for contract performance become unavailable;

●	obtain rights in, or potentially ownership of, intellectual property developed or delivered by a contractor as a result of its performance of the contract;

●	adjust contract costs and fees based on audits completed by its agencies;

●	suspend or debar a contractor from doing business with the U.S. government; and

●	control or prohibit the export of certain items.

Generally, government contracts are subject to oversight audits by government representatives. Compensation, if any, in the event of a termination for default is limited to payment for work completed at the time of termination. In the event of a termination for convenience, the contractor may receive the contract price for completed work, as well as its costs of performance of terminated work including an allowance for profit and reasonable termination settlement costs.

NATO Foreign Drone Contracting Process

While similar to U.S. government processing, the NATO acquisition process for defense products and services differs in a few key ways, as discussed below. NATO coordinates capability development and engagement with the defense industry through the Conference of National Armaments Directors (“CNAD”), the principal committee that brings together the top national officials responsible for defense procurement in NATO member and partner countries. The CNAD is the senior NATO committee responsible for promoting cooperation between countries in the armaments field. The CNAD implements decisions taken by member countries as part of the NATO Defense Planning Process (“NDPP”). Through the NDPP, NATO identifies the capabilities that it requires and promotes their development and acquisition by member countries. It facilitates the timely identification, development and delivery of the necessary range of forces that are interoperable and adequately prepared, equipped, trained and supported, as well as the associated military and non-military capabilities, to undertake NATO’s full spectrum of missions.

The Defense Industrial Production Board (“DIPB”), created as a result of the Defense Production Action Plan in 2023, brings together experts from NATO member countries on defense industrial planning and procurement, to share best practices on defense planning and other relevant issues such as procurement and supply chains. The DIPB meets regularly and reports to the CNAD. The DIPB addresses challenges related to defense industrial capacity, integration of industry into defense planning, as well as broader obstacles related to enhancing defense industrial cooperation. The DIPB also serves as a forum for identifying measures to step up defense production and increase national capabilities for deterrence and defense, replenish depleted stockpiles and operationalize NATO’s support for Ukraine.

The NATO Industrial Advisory Group is a high-level consultative body comprised of senior industrialists from NATO member countries and partner countries. It advises the CNAD on how to foster government-to-industry and industry-to-industry armaments co-operation within NATO. Furthermore, it provides advice to the CNAD on how to foster government-to-industry and industry-to-industry armaments co-operation within NATO.

The NATO Support and Procurement Agency (“NSPA”) also plays a role in NATO’s logistics and procurement activities. It acquires, operates and maintains a wide range of capabilities that support NATO, its member countries, partners and other international organizations. The NSPA brings together NATO’s logistics support and procurement activities, providing effective and cost-efficient multinational support solutions. The NSPA is a sponsoring country customer-funded agency, operating on a “no profit - no loss” basis.

Government Contract Categories

There are three primary types of government contracts in the commercial drones industry, each of which involves a different payment methodology and level of risk related to the cost of performance. These basic types of contracts are typically referred to as fixed-price contracts, cost reimbursable contracts (including cost-plus-fixed fee, cost-plus-award fee, and cost-plus-incentive fee), and time-and-materials contracts.

In some cases, depending on the urgency of the project and the complexity of the contract negotiation, one of our Drones segment subsidiaries will enter into a Letter Contract prior to finalizing the terms of a definitive fixed-price, cost reimbursable or time-and-materials contract. A Letter Contract is a written preliminary contractual instrument that provides limited initial funding and authorizes the contractor to begin immediately performing while negotiating the definitive terms of the definitive contract.

Fixed-Price. These contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract, the contractor assumes the risk that it will not be able to perform at a cost below the fixed price, except for costs incurred because of contract changes ordered by the customer. Upon the U.S. government’s termination of a fixed-price contract, generally the contractor would be entitled to payment for items delivered to and accepted by the U.S. government and, if the termination is at the U.S. government’s convenience, for payment of fair compensation for work performed plus the costs of settling and paying claims by any terminated subcontractors, other settlement expenses and a reasonable allowance for profit on the costs incurred.

Cost Reimbursable. Cost reimbursable contracts include cost-plus-fixed fee contracts, cost-plus-award fee contracts and cost-plus-incentive fee contracts, each of which is described below. Under each type of cost reimbursable contract, the contractor may recover allowable and allocable costs incurred in performing the contract, but it assumes the risk that it may not be able to recover costs if they are not allowable or allocable under the contract terms or applicable regulations, or if the costs exceed the contract funding.

●	A cost-plus-fixed fee contract is a cost reimbursable contract that provides for payment of a negotiated fee that is fixed at the inception of the contract. This fixed fee does not vary with actual cost of the contract, but may be adjusted as a result of changes in the work to be performed under the contract. This contract type poses less risk of loss than a fixed-price contract, but a contractor’s ability to win future contracts from the procuring agency may be adversely affected if it fails to perform within the maximum cost set forth in the contract.

●	A cost-plus-award fee contract is a cost reimbursable contract that provides for a fee consisting of a base amount, which may be zero, fixed at inception of the contract and an award amount, based upon the government’s satisfaction with the performance under the contract. With this type of contract, the contractor assumes the risk that it may not receive the award fee, or only a portion of it, if it does not perform satisfactorily.

●	A cost-plus-incentive fee contract is a cost reimbursable contract that provides for an initially negotiated fee to be adjusted later by a formula based on the relationship of total allowable costs to total target costs.

Time-and-Materials. Under a time-and-materials contract, compensation is based on a fixed hourly rate established for specified labor or skill categories. Contractors are paid at the established hourly rates for the hours it expends performing the work specified in the contract. Labor costs, overhead, general and administrative costs and profit are included in the fixed hourly rate. Materials, subcontractors, travel and other direct costs are reimbursed at actual costs plus an amount for material handling. Contractors make critical pricing assumptions and decisions when developing and proposing time-and-materials labor rates, risking reduced profitability if actual costs exceed the costs incorporated into the fixed hourly labor rate. One variation of a standard time-and-materials contract is a time-and-materials, award fee contract. Under this type of contract, a positive or negative incentive can be earned based on achievement against specific performance metrics.

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

We believe that this approach puts the design of the Jaunt Journey air taxi in line with the commercial transport category aircraft and rotorcraft in terms of safety and robustness. We also believe it provides Jaunt with a clear, low risk path to certification by using existing eVTOL regulations, thereby removing any guesswork from the certification approach.

Government Regulations and Compliance

In the near-term, the efforts of the Electric Air Mobility segment will focus on obtaining FAA certification of its aircraft and engaging with key decision makers in the cities in the United States in which it anticipates its aircraft and UAM service will initially operate. Its aircraft will be required to comply with regulations governing aircraft design, production and airworthiness. In the United States, this primarily includes regulations put forth by the FAA and the Department of Transportation (“DOT”). Outside the United States, similar requirements are generally administered by the national civil aviation and transportation authorities of each country.

Producing the Aircraft

Production certification is the FAA’s approval for aircraft manufacturers to be able to manufacture aircraft under an FAA approved type design. To obtain production certification from the FAA, the manufacturer must demonstrate that its organization and its personnel, facilities, and quality system can produce the aircraft such that they conform to the approved design. Jaunt is working to develop the systems and processes it will need to obtain FAA production certification with the goal of obtaining such certification shortly following completion of the aircraft type certificate.

Operating the Aircraft

Airworthiness certification from the FAA signifies that an aircraft meets its approved type design and is in a condition for safe operation in the NAS. As is the industry standard, each of the aircraft manufactured by Jaunt will need to be issued an airworthiness certificate. We expect that the airworthiness certificates issued to Jaunt’s aircraft will be a Standard Airworthiness certificate in the Normal Category, as such terms are defined by the FAA.

Operating the UAM Service

The DOT and the FAA have regulatory authority over air transportation operations in the United States. To operate its UAM in air taxi service, Jaunt will be required to hold an FAA Air Carrier Certificate and operate under Part 135 of the Federal Aviation Regulations and register as an air taxi operator at the DOT. Jaunt will also be required to comply with the requirement that an air carrier be a “citizen of the United States” as that term is defined in U.S.C. Section 40102(a)(15) and interpreted by the DOT. In addition, takeoff and landing locations (e.g., airports and heliports) typically require state and local approval for zoning and land use and their ongoing use are subject to regulations by local authorities. We expect that as Jaunt builds out its UAM service there will be additional local, state and federal laws, regulations and other requirements that will cover its operations. Therefore, Jaunt has already begun and will continue to grow its engagement and collaboration with the cities in which it intends to operate its service in an effort to ensure that it operates in a safe and sustainable manner.

Regulatory Approvals Relating to Passenger-grade AAVs

Jaunt operates in a new and rapidly evolving industry, which is subject to extensive legal and regulatory requirements. While regulations governing this industry are evolving, currently in the jurisdictions where Jaunt plans to sell its products, the commercial use of its passenger-grade AAVs, if approved, and in some cases its non-passenger-grade AAVs, is subject to an uncertain or lengthy approval process. In order for customers to use Jaunt’s passenger-grade AAVs, Jaunt is working on obtaining, or working closely with customers to obtain, relevant approvals and permits in the jurisdictions where it sells and plans to sell its products. We are unable to estimate the average length of time required to obtain the applicable regulatory approvals due to the nascent nature of AAV-related regulations and the lack of relevant precedents. For example, we are not aware of any operator having been granted all required approvals for the commercial operations of passenger-grade AAVs in China or the United States. See the section titled “Risk Factors—Risks Related to Our Business.” In the jurisdictions where Jaunt plans to sell its products, the commercial use of its passenger-grade AAVs, and in some cases of its non-passenger-grade AAVs, is subject to an uncertain or lengthy approval process. We cannot predict when regulations will change, and any new regulations may impose onerous requirements and restrictions with which Jaunt, its AAVs and its potential customers may be unable to comply. As a result, Jaunt may be limited in, or completely restricted from, growing its business in the foreseeable future.

Avionics

Aspen Avionics designs and manufactures equipment under worldwide aviation regulatory agency approvals. These include but are not limited to FAA, EASA, TCCA, and ENAC (Brazil) regulations. These govern the design test, certification, installation, and manufacturing of Aspen’s equipment.

The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. Aircraft operators must maintain logs concerning the utilization and condition of aircraft engines, life-limited engine parts and airframes. In addition, the FAA requires that various maintenance routines be performed on aircraft engines, some engine parts, and airframes at regular intervals based on cycles or flight time. Engine maintenance must also be performed upon the occurrence of certain events, such as foreign object damage in an aircraft engine or the replacement of life-limited engine parts. Such maintenance usually requires that an aircraft engine be taken out of service. Aspen Avionics’ operations may in the future be subject to new and more stringent regulatory requirements. In that regard, Aspen Avionics closely monitors the FAA and industry trade groups in an attempt to understand how possible future regulations might impact it. Our businesses that sell defense products directly to the U.S. government or for use in systems delivered to the U.S. government can be subject to various laws and regulations that govern pricing and other factors.

Import/Export Regulations. Aspen Avionics sells products and solutions to customers all over the world and is required to comply with U.S. export control regulations, including the U.S. Export Administration Regulations and U.S., EU and other economic and trade sanctions programs limiting or banning sales into certain countries and territories and to certain designated parties. Countries outside of the United States have implemented similar controls and sanction regulations. Together these controls and regulations may impose licensing requirements on exports of certain technology and software from the United States and the EU and may impact Aspen Avionics’ ability to transact business in certain countries or with certain customers. Aspen Avionics has developed compliance programs and training to prevent violations of these programs and regulations, and regularly monitors changes in the law and regulations and creates strategies to deal with changes. In December 2025, the FCC issued a public notice announcing that it no longer would authorize most new drones and critical drone components that were not manufactured in the United States on national security grounds. Changes in the law may restrict or further restrict Aspen’s ability to sell products and solutions.

Anti-Corruption Regulations. Because Aspen Avionics has significant international operations, it must comply with complex regulations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials, and anticompetition regulations. Aspen Avionics has compliance policies, programs and training to prevent non-compliance with such anti-corruption regulations in the United States and outside the United States. Aspen Avionics monitors pending and proposed legislation and regulatory changes that may impact its business and develops strategies to address the changes and incorporate them into existing compliance programs.

Environmental Regulations. Aspen Avionics’ facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to waste and emissions. The applicable environmental laws and regulations are common within the industries and markets in which Aspen Avionics operates and serves. Aspen Avionics believes that it has complied with these requirements and that such compliance has not had a material adverse effect on its financial condition, results of operations, cash flows or equity. Aspen Avionics has installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve its waste minimization and prevention goals.

Electronic products are subject to governmental environmental regulation in a number of jurisdictions, such as domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers, including the European Union’s Directive 2012/19/EU on Waste Electrical and Electronic Equipment and Directive 2011/65/EU on the Restriction of the use of certain Hazardous Substances in Electrical and Electronic Equipment, as amended. Other jurisdictions have adopted similar legislation. Such requirements typically are not applicable to most equipment produced by Aspen Avionics. Aspen Avionics believes that it has complied with such rules and regulations, where applicable, with respect to its existing products sold into such jurisdictions. Aspen Avionics intends to comply with such rules and regulations with respect to its future products.

Wireless Communications Regulations. Wireless communications of all types are also subject to governmental regulation. Equipment produced in Aspen Avionics’ Communication Systems and Space and Airborne Systems segments, in particular, is subject to domestic and international requirements to avoid interference among users of radiofrequency spectrum and to limit human exposure to radiofrequency radiation. Aspen Avionics is also required to comply with technical operating and licensing requirements that pertain to its wireless licenses and operations. Aspen Avionics believes that it has complied with such rules and regulations and licenses with respect to its existing products and services, and it intends to comply with such rules and regulations and licenses with respect to its future products and services. Governmental reallocation of the frequency spectrum could impact Aspen Avionics’ business, financial condition, and results of operations.

Environmental Regulation

Operations in all of our segments are subject to extensive, and frequently changing, federal, state and local environmental laws and substantial related regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the operation, handling, transportation and disposal of hazardous materials; protect the health and safety of workers; and require us to obtain and maintain licenses and permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks on us. Notwithstanding these burdens, we believe that we are in material compliance with all federal, state and local environmental laws and regulations governing our operations. To date, there have been no material adverse effect to our consolidated financial statements nor competitive positions as a result of these environmental regulations.

Other Regulation

We are also subject to a variety of other regulations including work-related and community safety laws. The Occupational Safety and Health Act of 1970 mandates general requirements for safe workplaces for all employees and established the Occupational Safety and Health Administration (“OSHA”) in the Department of Labor. In particular, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. In addition, specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. Requirements under state law, in some circumstances, may mandate additional measures for facilities handling materials specified as extremely dangerous. We believe that our operations are in material compliance with OSHA’s health and safety requirements.

Available Information

We maintain an internet website at https://theairogroup.com. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including any exhibits attached to such filings, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”). Information contained in or accessible through our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference into this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Prospective and current investors in our securities should carefully consider the following risks, together with all the other information contained in this Annual Report on Form 10-K, including the sections titled “Forward-Looking Information” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, results of operations, and financial condition could suffer. The risks described below are not the only ones facing us. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, prospects, financial condition, or results of operations. In such case, the trading price of our common stock could decline, and you may lose part or all of your investment.

Risk Factors Summary

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors” immediately following this summary. The following is a summary of the principal risks we face:

●	We have a limited operating history in new and evolving markets, which may make it difficult to evaluate our current business and future prospects and increase the risk of your investment.

●	We are an early-stage company with a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.

●	We depend on a limited number of customers for most of our revenue. The loss of, or a significant reduction in orders from our key customers that are not replaced by orders from new or existing customers, would significantly reduce our revenue and adversely impact our business, financial condition and results of operations.

●	We do not have long-term commitments from our customers, and end customers may cease purchasing our products at any time.

●	We have made and may in the future make acquisitions and investments, which involve numerous risks.

●	We may not be able to successfully integrate the businesses and personnel of acquired companies and businesses, and may not realize the anticipated synergies and benefits of such acquisitions.

●	We face significant competition from other companies, many of which have substantially greater resources than we do.

●	We may not be able to keep pace with technological advances and we depend on advances in technology by other companies.

●	We may not be able to produce aircraft in the volumes or on the timelines that we anticipate.

●	In order to reach production for our aircraft, we need to develop complex software and technology systems in coordination with our partners and suppliers, and there can be no assurance such systems will be successfully developed.

●	We may be unable to acquire additional aircraft to support our Training segment on acceptable terms or at all.

●	Due to the nature of our products and services, a product safety failure, quality issue or other failure affecting our or our customers’ or suppliers’ products or systems could seriously harm our business.

●	Our future success depends on the continuing efforts of our key personnel and on our ability to attract and retain highly skilled personnel and senior management.

●	We rely on a limited number of suppliers in Canada and Europe for critical components and raw materials used to manufacture and develop our products.

●	We rely on independent dealers and distributors to sell our Avionics products, and disruption to these channels would harm our business.

●	We currently, and may in the future, use and develop generative AI technologies throughout our business, which may expose us to certain regulatory and other risks that could adversely affect our results of operations and financial condition.

●	If our information technology systems or data, or the third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, risks which are amplified by our work for world governments.

●	Our commercial aviation products, systems and services businesses are affected by global demand and economic factors that could negatively impact our financial results.

●	The market for eVTOL aircraft and electric air mobility has not been clearly defined, is still emerging and may not achieve the growth potential we expect or may grow more slowly than expected, which may harm our business, financial condition, and results of operations.

●	We are still developing our eVTOL aircraft, have not yet obtained FAA certification of our eVTOL aircraft under development and we have yet to manufacture or deliver any aircraft to customers, which makes evaluating our business and future prospects difficult and increases the risk of investment.

●	There may be reluctance by consumers to adopt a new form of mobility, or an unwillingness to pay aircraft operators’ projected prices.

●	We are subject to extensive government regulation, and our failure to comply with applicable regulations may subject us to significant financial liability, penalties, and other government actions that restrict our ability to conduct our business.

●	U.S. government contracts are subject to a competitive bidding process, are generally not fully funded at inception, and contain certain terms that may be unfavorable to us, which could result in contracts and opportunities consuming significant resources without generating revenue or profit.

●	We rely to a significant degree on sales to the U.S. government, particularly to agencies of the Department of Defense/Department of War, and a decline in government budgets, funding, changes in spending or budgetary priorities, or delays in contract awards may materially adversely affect our future revenue, business, financial condition, results of operations, cash flow and equity.

●	The U.S. government may modify, curtail or terminate one or more of our contracts.

●	Shutdowns of the U.S. federal government could materially impair our business and financial condition.

●	Our business may benefit in part from government funding, and our inability to receive such financial support could harm our business.

●	Many of our products and services are subject to local, state, federal and international regulatory frameworks that are costly to comply with, are subject to interpretation, may be dependent on political pressures and factors and/or are subject to change.

●	Our business is highly regulated and our ability to generate revenues and profit may be limited by regulatory restrictions and/or changes and the speed with which such restrictions and/or changes occur.

●	We are subject to the risks associated with conducting international business operations.

●	If we fail to protect, or incur significant costs in defending or enforcing, our intellectual property and other proprietary rights, our business, financial condition, and results of operations could be materially harmed.

●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to effectively remediate these material weaknesses, identify additional material weaknesses in the future, or otherwise fail to maintain effective internal control over financial reporting, then we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

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

We were organized in August 2021 for the purpose of acquiring and integrating various companies in the aerospace and defense industry and the history of operating each of our businesses together is relatively short. Our limited operating history and rapidly evolving business make it difficult to evaluate our current business, future prospects and plan for growth. In addition, our drones, eVTOL aircraft and other products are sold or will be sold in new and rapidly evolving markets. Accordingly, our business and future prospects may be difficult to evaluate, the extent to which demand for our products and services will increase, if at all, could be impacted by our ability to do the following:

●	attract new customers to our products or services;

●	timely receive Blue UAS certification and commence U.S. drone manufacturing;

●	develop, renew and expand contracts;

●	acquire and maintain market share;

●	attract, integrate, train and retain leadership and other highly qualified personnel;

●	achieve or manage growth in our operations;

●	acquire new technologies;

●	adapt to required redirection or changes in services or direction caused by geopolitical crises;

●	successfully develop and commercially market new products and services;

●	keep pace with technological developments;

●	timely address the increasingly sophisticated needs of our customers, including as a result of changes in government regulation related to our products and services;

●	secure sufficient quantities or cost-effective production of our products due to supply chain challenges;

●	adapt to new or changing policies and spending priorities of governments and government agencies;

●	generate sufficient revenue to achieve or maintain profitability; and

●	access initial and additional capital when required and on reasonable terms.

If we fail to address these and other challenges, risks and uncertainties successfully, our business, results of operations, prospects and financial condition would be materially harmed.

We are an early-stage company with a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future.

We have incurred significant net losses since inception including net losses of $4.1 million and $38.7 million for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $210.6 million.

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

Looking ahead, we expect our operating expenses to increase substantially in connection with: expansion of our headcount; acceleration of product development, including aircraft and related technologies; regulatory and compliance activities; and scaling our manufacturing and commercialization infrastructure.

In addition, as a newly public company, we expect to continue to incur increased legal, accounting and compliance costs.

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

Risks Related to Our Business

We depend on a limited number of customers for most of our revenue. The loss of, or a significant reduction in orders from our key customers that are not replaced by orders from new or existing customers, would significantly reduce our revenue and adversely impact our business, financial condition and results of operations.

Our largest customer historically has accounted for a significant portion of our sales. For the year ended December 31, 2025, two customers accounted for 79% of our consolidated revenue, all of which related to Drone segment revenue. For the year ended December 31, 2024, two customers accounted for 72% of our revenue, all of which related to Drone segment revenue. No other customer directly or indirectly accounted for more than 10% of our revenue for either period. We expect our operating results for the foreseeable future to continue to depend to a significant extent on sales to a relatively small number of customers.

While revenue attributable to our largest customers may fluctuate from period to period, we expect to remain dependent on a limited number of customers for a meaningful portion of our revenue for the foreseeable future. If these customers reduce their purchases, cease purchasing our products, or otherwise alter their purchasing patterns, and we are unable to replace such sales with orders from new or existing customers, our business, financial condition and results of operations could be materially adversely affected. Any reduction in sales attributable to our largest customers would have a significant and disproportionate impact on our business, financial condition and results of operations.

We do not have long-term commitments from our customers, and end customers may cease purchasing our products at any time.

We sell our products to customers directly and through distributors primarily on a purchase order basis rather than pursuant to long-term purchase commitments. As a result, our customers generally do not have minimum or binding purchase obligations to us, and orders may be cancelled, reduced or rescheduled, or otherwise modify, which may affect anticipated sales. In addition, the timing and size of purchase orders, as well as modifications to existing orders, may vary from period to period and could cause significant fluctuations in the timing and amount of our revenue from period to period.

Our customer base includes military and defense entities, OEM customers, distributors and government agencies across multiple end markets. In our Drone segment, we sell our drones to military and defense entities worldwide, including NATO member countries such as the Netherlands, Denmark and Germany, which may procure drones through sovereign funding mechanisms. Demand for our drones may be affected by factors outside our control, including defense spending priorities, procurement cycles, geopolitical developments, budget approvals and the availability of government funding. While we may have bookings or other indications of interest for future purchases, these arrangements generally do not constitute binding purchase commitments and may be delayed, reduced or cancelled. In our Avionics segment, we sell products through a network of more than 650 dealers as well as directly to OEM customers, including aircraft manufacturers and avionics providers. These relationships also typically do not include long-term purchase commitments and demand from these customers may fluctuate based on market conditions, aircraft production levels and other factors outside our control. In our Training segment, we provide military training and simulation services pursuant to contracts with the U.S. government, which may be subject to renewal, funding availability and other government contracting considerations.

Cancellations or reductions of orders could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory levels or operating expenses. In addition, changes in forecasts or the timing of orders from our customers expose us to risks of inventory shortages or excess inventory, which could cause our operating results to fluctuate. Our customers may also choose to use competing products, develop in-house alternatives or diversify their supplier bases, which could reduce demand for our products. Any of these factors could materially and adversely affect our business, financial condition and results of operations.

We have made and may in the future make acquisitions and investments, which involve numerous risks.

We have made certain acquisitions, including our acquisitions of the Acquired Companies in connection with the Put-Together Transaction, and continue to routinely evaluate potential acquisitions, investments and strategic alliances involving complementary technologies, teams, products and companies. We expect to continue to pursue such transactions if appropriate opportunities arise. For example, in November 2023, we signed non-binding letters of intent to acquire two businesses for the Training segment, including a flight training school. The parties have undertaken due diligence to determine whether a binding purchase agreement will be negotiated. The total anticipated purchase price for the acquisitions is expected to range from $5.1 million to $7.7 million, which would be paid in a combination of cash and shares of our common stock, and if consummated on the terms anticipated, would result in dilution to current investors. As of December 31, 2025, we did not have any binding agreements or commitments to enter into any material acquisitions.

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

We may not be able to successfully integrate the businesses and personnel of acquired companies and businesses, and may not realize the anticipated synergies and benefits of such acquisitions.

We may not be able to realize the expected benefits from acquisitions because of integration difficulties or other challenges. The success of our acquisitions will depend, in part, on our ability to realize all or some of the anticipated synergies and other benefits from integrating the acquired businesses with our existing businesses. Integration activities can be costly, complex and time consuming. The potential difficulties we may face in integrating the operations of our acquisitions include, among others: the failure to implement our business plans for the combined businesses and consolidation or expansion of production capacity as planned and where applicable; unexpected losses of key employees, customers or suppliers of our acquired companies and businesses; unanticipated issues in conforming our acquired companies’ and businesses’ standards, processes, procedures and controls with our operations; coordinating new product and process development; increasing the scope, geographic diversity and complexity of our operations; diversion of management’s attention from other business concerns; adverse effects on our or our acquired companies’ and businesses’ existing business relationships; unanticipated changes in applicable laws and regulations; operating risks inherent in our acquired companies’ and businesses’ business and operations; unanticipated expenses and liabilities; potential unfamiliarity with our acquired companies and businesses technology, products and markets, which may place us at a competitive disadvantage; and other difficulties in the assimilation of our acquired companies and businesses operations, technologies, products and systems.

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

The timing of the impacts of these supply chain risks and issues and our ability to mitigate them are uncertain and difficult to predict. However, we expect the current supply chain, inflation, price issues and potential tariffs and their negative impacts on our business to continue into 2026. Furthermore, the existing supply chain issues could be compounded by other events, such as an economic downturn; supplier capacity constraints for other reasons; supplier quality issues (for example, defects or fraudulent parts); supplier closing, bankruptcy, or financial difficulties; price increases for various reasons; and worsening shortages of raw materials or commodities, including as a result of war or other geopolitical actions, natural disaster (including the effects of climate change), health pandemic or other business continuity events, or transport and distribution issues, any of which could further negatively impact our ability to meet our commitments to customers or increase our operating costs and therefore incrementally affect our results of operations, financial condition, and liquidity.

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

If our information technology systems or data, or those of the third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, risks which are amplified by our work for world governments.

In the ordinary course of our business, we and the third parties with whom we work may process proprietary, confidential, and sensitive data, including personal data, intellectual property, and trade secrets.

Cyberattacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and, as a government contractor, these security threats are amplified. These threats come from a variety of sources, including traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), “hacktivists,” organized criminal threat actors, sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyberattacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products. We and the third parties with whom we work may be subject to a variety of other evolving threats, including, but not limited to, social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, attacks enhanced or facilitated by artificial intelligence, and other similar threats. In particular, severe ransomware attacks, including those from organized criminal threat actors, nation-states and nation-state supported actors, are becoming increasingly prevalent and severe and can lead to significant interruptions, delays, or outages in our operations, ability to provide our products and services, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments, due to, for example, if applicable laws or regulations prohibiting such payments.

Additionally, remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely upon third parties and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate and remediate vulnerabilities in our information security systems (such as our hardware and/or software, including that of third parties with whom we work). We may not detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident. It may also be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services. For example, in November 2025, the Company became aware of a social engineering attempt in which an individual external to the Company impersonated a member of senior management via text message to request information from an employee. The employee reported the message to the Company’s information technology team, and the incident was reviewed in accordance with the Company’s cybersecurity response procedures. No Company systems were accessed, and no sensitive information was disclosed. We expect that similar security incident and other cybersecurity attempts may continue to occur in the future. We may expend significant resources or modify our business activities to try to protect against security incidents. Certain data privacy and security obligations, such as the U.S. Department of War’s Cybersecurity Maturity Model Certification (“CMMC”), require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders of certain security incidents, including affected individuals, customers, regulators and investors, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosures or the failure to comply with such applicable requirements, could lead to adverse consequences. If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections), additional reporting requirements and/or oversight, restrictions on processing sensitive information (including personal data), litigation (including class claims), indemnification obligations, negative publicity, reputational harm, monetary fund diversions, diversion of management attention, interruptions in our operations (including availability of data), financial loss and other similar harms. Security incidents and attendant material consequences may and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. In addition, we cannot be sure that our insurance coverage will adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

We have entered into joint ventures in the past and may enter into joint ventures in the future. For example, in November 2025, AIRO Drone, LLC and NDG, entered into the JV Agreement pursuant to which we and NDG will form the JV. Pursuant to the terms of the JV Agreement, the JV will develop, manufacture, and commercialize unmanned aerial systems primarily designed for delivering munitions, targeting U.S., NATO, and Ukrainian defense markets. The consummation of the JV is subject to various closing conditions and there can be no assurance that closing conditions under the JV Agreement will be satisfied or when or that the JV will be consummated on the terms described herein or at all. In addition, in October 2025, we entered into a non-binding letter of intent with Bullet (Degree-Trans LLC), a Ukrainian developer of turbojet unmanned interceptor systems, to establish a 50/50 joint venture to produce and deploy Bullet’s combat-proven fixed-wing UAV technology across the United States, NATO defense markets and Ukraine and there can be no assurance that a definitive joint venture agreement will be entered into or that the joint venture will be consummated on the terms described herein or at all. The success of these joint ventures and any future joint ventures will depend, in part, on the successful collaboration between us and our joint venture partners, and we may not realize all of the anticipated benefits. Such joint ventures may be more difficult, time-consuming, or costly than expected and could result in increased costs, decreases in the amount of expected revenues, and diversion of management’s time and energy, which could materially impact our business, operating results, financial condition, and prospects. In addition, these joint ventures involve material risks including operational challenges related to operations in Ukraine during ongoing military conflict, complex export control and sanctions compliance requirements, and potential regulatory scrutiny regarding foreign defense partnerships.

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

U.S. government agencies, including the FAA, the Defense Contract Audit Agency, the Defense Contract Management Agency, the Defense Counterintelligence and Security Agency, and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s compliance with applicable laws, regulations and contract terms, regarding, among other things, contract pricing, contract performance, cost structure and business systems. U.S. government audits and investigations often take years to complete, and many result in no adverse action against us. Like many U.S. government contractors, we have received audit and investigative reports recommending the reduction of certain contract prices or that certain payments be repaid, delayed, or withheld, and may involve substantial amounts. Similarly, like other U.S. government contractors, audits and investigations also occur related to cost reimbursements that are based upon our final allowable incurred costs for each year. We have unaudited or unsettled incurred cost claims related to past years, which limit our ability to issue final billings on contracts for which authorized and appropriated funds may be expiring or can result in delays in final billings and our ability to close out a contract.

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

We rely to a significant degree on sales to the U.S. government, particularly to agencies of the Department of Defense/Department of War, and a decline in government budgets, funding, changes in spending or budgetary priorities, or delays in contract awards may materially adversely affect our future revenue, business, financial condition, results of operations, cash flow and equity.

We derive a significant portion of our total sales from the U.S. government and its agencies, either as a prime contractor or subcontractor, particularly in connection with our Drones and Training segments. The Department of Defense/Department of War (“DoD”) is our principal U.S. government customer. We believe that the success and growth of our business for the foreseeable future will continue to depend to a significant degree on our ability to win government contracts, in particular from the DoD. Additionally, the military and defense market is significantly dependent upon government budget trends, particularly the DoD budget. In addition to normal business risks, our supply of products to the U.S. government is subject to unique risks largely beyond our control. DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy as a result of the presidential election or otherwise, the U.S. government’s budget deficits, spending priorities (for example, shifting funds to efforts to combat the impact of the pandemic or efforts to assist Ukraine in the Russia and Ukraine conflict), the cost of sustaining the U.S. military presence internationally, possible political pressure to reduce U.S. government military spending and the ability of the U.S. government to enact appropriations bills and other relevant legislation, each of which could cause the DoD budget to remain unchanged or to decline. In recent years, the U.S. government has been unable to complete its budget process before the end of its fiscal year, resulting in both governmental shutdowns and continuing resolutions providing only enough funds for U.S. government agencies to continue operating at prior- year levels. Further, if the U.S. government debt ceiling is not raised and the national debt reaches the statutory debt ceiling, the U.S. government could default on its debts. A significant decline in U.S. military expenditures could result in a reduction in the amount of our products sold to the various agencies and buying organizations of the U.S. government.

The U.S. government may modify, curtail or terminate one or more of our contracts.

The U.S. government contracting parties may modify, curtail or terminate their contracts with us, without prior notice and either at their convenience or for default based on performance. In addition, funding pursuant to our U.S. government contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to fiscal constraints, changes in U.S. national security strategy and/or priorities or other reasons. Historically, our Training segment has received some U.S. government contract funding under programs designed to benefit “small businesses” as defined under certain provisions of the U.S. Small Business Administration (“SBA”) regulations. The SBA regulations address multiple different programs that have varying eligibility requirements. Moreover, the SBA regulations are subject to different interpretations, and the U.S. government may determine, under a changed interpretation, that we should no longer be classified as small. If the U.S. government made such a determination, it could terminate, cancel, or decide not to award options on existing agreements.

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

Additionally, a U.S. government contracting party or a higher tier contractor may modify, curtail or terminate its contracts and subcontracts with us, without prior notice and either at its convenience or for default based on performance. In addition, funding pursuant to our U.S. government contracts may be reduced or withheld as part of the U.S. Congressional appropriations process due to changes in U.S. national security strategy and/or priorities, fiscal constraints, including enforceable spending caps, a sequester or a lack of funding available to pay incurred obligations, or for other reasons. Further uncertainty with respect to ongoing programs could result in the U.S. government financing its operations through temporary funding measures such as continuing resolutions rather than full-year appropriations. Any loss or anticipated loss or reduction of expected funding and/or modification, curtailment or termination of one or more large programs could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

For our Training segment, a shutdown or an extended continuing resolution could delay DoD IDIQ solicitations and task-order competitions, slow or suspend new awards and funding modifications, and defer government inspection/acceptance and related payments, which could delay revenue recognition for completed milestones.

For the Avionics segment, we anticipate that a shutdown could impact the FAA’s processing of certain approvals for engine instruments, both during and following the end of any shutdown, which could delay revenues from future new product launches.

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

In addition to our U.S. operations, we have international operations in Canada and Denmark, sell our products and services to international dealers and customers, including foreign governments and engage in sales and marketing efforts in many foreign jurisdictions. In international sales, we face substantial competition from both U.S. manufacturers and international manufacturers whose governments sometimes provide R&D assistance, marketing subsidies and other assistance for their products and services. International sales present risks that are different and potentially greater than those encountered in our U.S. business. During the year ended December 31, 2025 and 2024, a majority of our total net sales were from international customers. International sales are subject to numerous political and economic factors, including changes in foreign national priorities, foreign government budgets, global economic conditions, and fluctuations in foreign currency exchange rates, the possibility of trade sanctions and other government actions, regulatory requirements, significant competition, taxation, and other risks associated with doing business outside the United States. Sales of military products and services and any associated industrial development (offset) agreements are subject to U.S. export regulations and foreign policy, and there could be significant delays or other issues in reaching definitive agreements for announced programs. See “—We cannot predict the consequences of future macroeconomic conditions or geopolitical events, but they may adversely affect market and economic conditions, the markets in which we operate, our ability to insure against risks, our operations or our profitability.”

Our international business is conducted through foreign military sales (“FMS”) contracted through the U.S. government and by direct commercial sales (“DCS”) to international customers. FMS contracts with the U.S. government are subject to the Federal Acquisition Regulations (“FAR”) and the Defense Federal Acquisition Regulation Supplement (“DFARS”). Because the U.S. government functions as an intermediary in FMS sales, we are reliant on the capacity and speed of the DoD’s administration of requests from non-U.S. countries to convert requests to sales. In contrast, DCS transactions represent sales directly to international customers and are subject to U.S. and foreign laws and regulations, including product testing, import-export control, economic sanctions, technology transfer restrictions, investments, taxation, repatriation of earnings, exchange controls, the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, and the anti-boycott provisions of the U.S. Export Control Reform Act of 2018. While we have extensive policies in place to comply with such laws and regulations, failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil, or criminal liabilities, including suspension, debarment from bidding for or performing government contracts, or suspension of our export privileges, which could have a material adverse effect on us. We frequently team with international subcontractors and suppliers who also are exposed to similar risks.

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

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) personal data and other sensitive information, including proprietary and confidential business data, financial information, trade secrets, intellectual property, technical and operational information, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, we are subject to the U.S. Department of War’s CMMC, which imposes certain cybersecurity requirements on government contractors. In the past few years, numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation, the United Kingdom’s General Data Protection Regulation (collectively, the “GDPR”), and Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais) (Law No. 13,709/2018) impose strict requirements for processing personal data. In Canada, the Personal Information Protection and Electronic Documents Act and various related provincial laws, as well as Canada’s Anti-Spam Legislation, may apply to our operations. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Our employees and personnel use generative AI Technologies to perform their work, and the disclosure and use of personal data in AI Technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating AI Technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

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

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we are, or may become subject to such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies and other statements regarding data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model. We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, debarment or other restrictions on contracting with government agencies and similar), litigation (including class-action claims) and mass arbitration demands, additional reporting requirements and/or oversight, bans or restrictions on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to, loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

As of December 31, 2025 and 2024, we had aggregate U.S. federal and state net operating loss carryforwards of $50.5 million and $79.0 million, respectively, which may be available to offset future taxable income for U.S. income tax purposes. If not utilized, a portion of the net operating loss carryforwards may expire. Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, (the “Code”) an “ownership change” may limit the amount of our pre-change net operating loss carryforwards and certain other pre-change tax attributes that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in the equity ownership of certain stockholders of our company of more than 50 percentage points within a rolling three-year period. We have experienced, and may in the future experience, ownership changes as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change U.S. net operating loss carryforwards and other tax attributes to offset U.S. taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. Sales of our common stock by our existing stockholders or additional sales of our common stock by us could further limit our ability to use our U.S. net operating loss carryforwards and other tax attributes and have a material adverse effect on our results of operations in future years. Similar provisions of state tax law may also apply to limit our use of accumulated state tax net operating losses. Net operating losses arising in taxable years beginning after December 31, 2017 are not subject to expiration, but may not be carried back to prior taxable years, except that net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, the deductibility of such U.S. federal net operating losses is limited to no more than 80% of our taxable income (with certain adjustments) in any taxable year beginning after December 31, 2020.

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

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2025 and 2024, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. In 2024, we identified material weaknesses due to ineffective information and communication controls, resulting in lack of timely identification and accounting for certain key debt and other agreements. Since fiscal year 2023, there have been misstatements that, individually and in the aggregate, were material to the consolidated financial statements that were identified due to deficiencies related to technical accounting. More specifically, the review controls over the transactions that gave rise to these misstatements lacked sufficient precision and the Company lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Due to the delays we experienced in securing funding during 2024 and 2025, we were not able to hire and train sufficient staff to remediate the previously identified material weaknesses in our internal control over financial reporting. As such, these material weaknesses were not remediated and continued to be present as of December 31, 2025.

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

While we believe these actions represent important steps toward remediation, the material weaknesses will not be considered remediated until the applicable controls are designed, implemented, and operate effectively for a sufficient period of time and management has concluded, through testing, that they are operating effectively. We can provide no assurance that the measures described above will fully remediate the identified material weaknesses, that we will not identify additional material weaknesses in the future, or that our internal control over financial reporting will be effective. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis.

If we fail to remediate our existing material weaknesses or identify new material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by Nasdaq, the SEC or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition or divert financial and management resources from our regular business activities.

A failure to establish and maintain an effective system of disclosure controls and internal control over financial reporting, could adversely affect our ability to produce timely and accurate financial statements or comply with applicable regulations.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming, and costly, and place significant strain on our personnel, systems, and resources.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. In addition, changes in accounting principles or interpretations could also challenge our internal controls and require that we establish new business processes, systems, and controls to accommodate such changes. We have limited experience with implementing the systems and controls that are necessary to operate as a public company, or with adopting changes in accounting principles or interpretations mandated by the relevant regulatory bodies. Additionally, if these new systems, controls or standards and the associated process changes do not give rise to the benefits that we expect or do not operate as intended, it could adversely affect our financial reporting systems and processes, our ability to produce timely and accurate financial reports or the effectiveness of internal control over financial reporting. Moreover, our business may be harmed if we experience problems with any new systems and controls that result in delays in their implementation or increased costs to correct any post-implementation issues that may arise.

Further, weaknesses in our disclosure controls and internal control over financial reporting have occurred in the past and may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our consolidated financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. In the future, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups (“JOBS”) Act and we are an accelerated filer or large accelerated filer under SEC rules. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could harm our business, results of operations, and financial condition and could cause a decline in the trading price of our common stock.

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

Our executive officers, directors, director nominees and their affiliates, as well as our principal stockholders beneficially hold a significant percentage of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our governing documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our management team has limited experience managing a public company.

Most of the members of our management team have limited to no experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team has not worked together at prior companies that were publicly traded. Our management team may not successfully or efficiently manage their new roles and responsibilities. Operating as a public company subjects us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could have a material adverse effect on our business, financial condition and results of operations.

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

Pursuant to the AIRO Group Holdings, Inc. 2025 Equity Incentive Plan (the “2025 Plan”), our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. Additionally, the number of shares of our common stock reserved for issuance under our 2025 Plan will automatically increase on January 1 of each calendar year, beginning on January 1, 2026 and continuing through and including January 1, 2035, by 3% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

We have taken advantage of the reduced reporting burdens in this Annual Report on Form 10-K and the information we provide to stockholders will be different than the information that is available with respect to other public companies that are not emerging growth companies. It is possible that this may cause investors to find our common stock less attractive. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be reduced or more volatile.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative claim or cause of action brought on our behalf; (ii) any claim or cause of action that is based upon a violation of a duty owed by any current or former director, officer, other employee or stockholder, to us or our stockholders; (iii) any claim or cause of action against us or any current or former director, officer or other employee, arising out of or pursuant to any provision of the Delaware General Corporation Law, our Certificate of Incorporation or our Bylaws; (iv) any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our Certificate of Incorporation or our Bylaws (including any right, obligation, or remedy thereunder); (v) any claim or cause of action as to which the Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; and (vi) any claim or cause of action against us or any current or former director, officer or other employee, governed by the internal-affairs doctrine or otherwise related to our internal affairs, in all cases to the fullest extent permitted by applicable law and subject to the court having personal jurisdiction over the indispensable parties named as defendant; provided, however, that if the designation of such court as the sole and exclusive forum for a claim or action referred to in foregoing clauses (i) through (vi) would violate applicable law, then the United States District Court for the District of Delaware shall be the sole and exclusive forum for such claim or cause of action. These provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. Additionally, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation further provides that unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, including all causes of action asserted against any defendant named in such complaint. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there is uncertainty as to whether the provisions will be enforced by a court in those other jurisdictions.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Act, Nasdaq listing requirements and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel needs to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act we will be required to furnish a report by our management on our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the SEC. However, while we remain an emerging growth company or smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 of the Sarbanes-Oxley Act within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. In addition, we have identified material weaknesses in our internal control over financial reporting. If we are unable to effectively remediate these material weaknesses, identify additional material weaknesses in the future, or otherwise fail to maintain effective internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Our business and financial performance could be adversely affected by inflation.

In recent years, we have been faced with challenging global economic conditions. U.S. and international markets have experienced inflationary pressures, and inflation rates in the U.S. and in other countries in which we operate have been at elevated levels. While more recently the global inflation rate has stabilized, we cannot be sure that this trend will continue. In the event of a significant increase in consumer prices, particularly over an extended period of time, customer demand for our products and services could be adversely affected and we could experience lower than expected sales. In addition, if any of our suppliers implemented price increases in response to higher raw material, labor, and energy costs or otherwise, we may not be able to pass along such price increased to our customers and our profitability may be reduced. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.

We cannot predict the consequences of future macroeconomic conditions or geopolitical events, but they may adversely affect market and economic conditions, the markets in which we operate, our ability to insure against risks, our operations or our profitability.

The global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, supply chain constraints, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks and uncertainty about economic stability. For instance, ongoing instability and current conflicts in global markets, including in Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities, as well as other recent geopolitical events throughout the world, including new or increased tariffs and potential trade wars, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations, and profitability. We have not experienced, and do not anticipate, any disruption in our supply chain or other business operations due to the ongoing conflict in Ukraine. However, if the conflict were to expand and impact our supply chain or sales, we could experience a negative impact to our results of operations and financial position. Sanctions imposed by the United States and other countries in response to military conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. If credit in financial markets outside of the United States tightened, it could adversely affect the ability of our international customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products, systems and services or impact the ability of our customers to make payments. In addition, global pandemics or other public health emergencies, such as the COVID-19 pandemic, have in the past and could in the future result in widespread unemployment, economic slowdown and extreme volatility in the capital markets. These types of matters can cause uncertainty in financial markets and may significantly increase the political, economic and social instability in geographic areas in which we operate now or may operate in the future. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current suppliers or other partners may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

For example, we expect that a large portion of the Avionics segment’s OEM sales in the future will consist of sales of products to a customer operating in the eVTOL market. We are subject to changes in buying patterns among our OEM customers, including unpredictable circumstances such as failed certifications and delayed production schedules. Significant delays to the certification and production of the OEM aircraft could delay revenues to future years and may result in cancelled orders by the OEM’s customers, which could have a material adverse effect on our business, results of operations and financial condition. As a result of these and other factors, quarter-to-quarter comparisons of our results of operations may not be reliable indicators of our future performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We rely on information technology systems, operational networks, design and development tools, and data environments that support our business activities. We have implemented and maintain information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential, proprietary, strategic, or competitively sensitive information (collectively, our “Information Systems and Data”).

Responsibility for identifying, assessing, and managing cybersecurity threats and risks primarily resides with Company management, including the Chief Operating Officer (“COO”) and the President of a third-party information technology service provider, who provide centralized oversight across the Company. This oversight extends to all subsidiaries, with certain entities in the process of being further integrated under a centralized information technology and cybersecurity governance structure. These personnel are responsible for identifying and assessing cybersecurity risks by monitoring and evaluating the Company’s threat environment using a combination of automated tools and external intelligence sources. These processes include real-time endpoint and network monitoring through managed detection and response services, continuous monitoring of network and server traffic, and the use of external cybersecurity intelligence feeds, including alerts and guidance issued by government and industry sources such as the Cybersecurity and Infrastructure Security Agency (“CISA”). Identified threats are evaluated based on applicability and potential severity, and responsive actions are taken as appropriate.

Depending on the environment and the nature of the systems involved, the Company maintains technical, physical, and organizational measures designed to mitigate material cybersecurity risks. These measures include, among other things, network security controls, access controls, data segregation, encryption of data, system and network monitoring, asset management and tracking, cybersecurity insurance coverage, and physical security controls over critical infrastructure and data locations. The Company also utilizes managed cybersecurity service providers to support real-time threat detection and response activities.

Cybersecurity risk management is integrated into the Company’s broader enterprise risk management and internal control considerations. Cybersecurity risks that could reasonably be expected to have a material impact on the Company’s operations, financial reporting, or business objectives are considered as part of management’s overall risk assessment processes and are escalated to senior management and, as appropriate, to the Board of Directors or its committees.

The Company uses third-party service providers to assist in identifying, assessing, and managing cybersecurity risks, including managed detection and response providers and information technology service providers that support day-to-day operations. In addition, the Company relies on third-party vendors for certain critical business operations, including information technology services, enterprise resource planning systems, payroll processing, financial systems, and consolidation and reporting platforms. Cybersecurity risks associated with critical third-party providers are managed through contractual provisions, review of available assurance reports, controls over vendor system access, and ongoing issue management by internal information technology personnel.

For a discussion of cybersecurity risks that may materially affect the Company, see Part I, Item 1A, Risk Factors, of this Annual Report on Form 10-K, including If our information technology systems or data, or those of the third parties with whom we work, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences, risks which are amplified by our work for world governments.

Governance

The Company’s Board of Directors oversees cybersecurity risk management as part of its general oversight responsibilities. The Audit Committee assists the Board in overseeing the Company’s cybersecurity, data privacy, and information technology risks, consistent with its oversight responsibilities under the Audit Committee charter.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the COO and Chief Financial Officer (“CFO”). Our COO has relevant experience overseeing the implementation of the Company’s information systems and supporting the Company’s response to a cybersecurity incident, including recovery efforts that did not result in operational disruption. Our CFO holds a certificate in Cyber Security for Directors from the Corporate Governance Institute. Our Chief Executive Officer (“CEO”) also provides overall strategic oversight and has relevant technical and project management credentials, including Project Management Professional (“PMP”) and Microsoft Certified Systems Engineer (“MCSE”) certifications.

Our COO is primarily responsible for the operational management of the Company’s cybersecurity program, including hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our COO is also responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our CFO shares responsibility with our COO for overseeing cybersecurity risks related to financial reporting and assessing potential impacts of making certain cybersecurity disclosures.

Our cybersecurity incident response process is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the COO. The COO works with the Company’s incident response team and third-party information technology service providers, as appropriate, to help the Company assess, mitigate, and remediate cybersecurity incidents of which they are notified.

The Audit Committee receives periodic updates from management regarding the Company’s cybersecurity risk profile, threat environment, and mitigation activities, and reports to the full Board, as appropriate, on matters within the scope of its oversight. The Audit Committee also receives reports related to cybersecurity threats, risk and mitigation.

ITEM 2. PROPERTIES

We lease substantially all of our facilities and do not own any material real property. Our principal facilities include: (i) an industrial facility located at 23048 N. 15th Avenue, Phoenix, Arizona 85027, consisting of approximately 29,353 rentable square feet, used to support U.S. operations and our efforts to expand our U.S. footprint for advanced drone innovation, including research and development and operational activities , under a 62 month lease that expires in October 2030; (ii) a leased facility in Soevring, Denmark consisting of approximately 43,185 square feet used by our Drones segment for office space, manufacturing, and inventory storage; and (iii) leased office space located at 8444 Westpark Drive, Suite 840, McLean, Virginia 22102, consisting of approximately 2,815 rentable square feet, which serves as our principal executive offices, under a 65 month lease that expires in March 2031. Management believes these facilities are adequate for our current needs. We may require additional engineering and manufacturing capacity over time to support the design and production of products in our Electric Air Mobility and Avionics segments.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings and are not aware of any pending or threatened claims. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Market under the symbol “AIRO”.

Holders of Record

As of March 24, 2026, there were 80 holders of record of our common stock.

Dividends

We have never declared or paid, and do not anticipate declaring or paying, in the foreseeable future, any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

Set forth below is information regarding shares of our common stock and warrants to purchase shares of a common stock issued by us during the fiscal year ended December 31, 2025 that were not registered under the Securities Act. Also included is the consideration, if any, received by us, for such securities and information relating to the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

(a) Issuances of Common Stock

In June 2025, we issued 546,173 shares of our common stock to Dangroup ApS (“Dangroup”) at the close of the IPO pursuant to the Incentive Agreement, between us and Dangroup, dated June 28, 2024, as amended.

In June 2025, we issued 33,995 shares of our common stock to New Generation Aerospace, Inc. (“NGA”) at the close of the IPO pursuant to the Amended and Restated Success Fee Arrangement, between us and NGA, dated October 2, 2023.

No underwriters were involved in the foregoing issuances of securities. The issuances of shares of our common stock described above were issued pursuant to written compensatory plans or arrangements with our employees, directors, and consultants, pursuant to Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

(b) Warrant Issuances

In January 2025, February 2025 and July 2025, in connection with our entry into three Agreements of Sale of Future Receipts, we issued warrants to Libertas Funding, LLC to purchase, in the aggregate, 156,622 shares of our common stock.

No underwriters were involved in the foregoing issuance of securities. The issuance of the warrants described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering. Each recipient of securities in the transaction described above represented that such recipient was an accredited investor and was acquiring the securities for its own account for investment purposes only and not with a view to the public resale or distribution thereof and that it could bear the risks of the investment and could hold the securities for an indefinite period of time, and appropriate legends were affixed to the instrument representing such securities issued in such transaction.

In June 2025, in connection with the closing of the IPO we issued warrants to certain underwriters of our IPO to purchase, in the aggregate, 345,000 shares of our common stock (the “Underwriters’ Warrants”).

The shares of our common stock underlying the Underwriters’ Warrants are deemed restricted securities for purposes of the Securities Act. All certificates representing the issued shares of our common stock underlying the Underwriters’ Warrants will include appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

(c) Promissory Note Issuance

In 2025, we raised $0.2 million in the form of unsecured promissory notes with no collateral and no guarantees to private investors, which accrue interest payable in shares of our common stock.

No underwriters were involved in the foregoing issuance of securities. The issuance of the convertible promissory notes described above were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act, relating to transactions by an issuer not involving any public offering. Each recipient of securities in the transaction described above represented that such recipient was an accredited investor and was acquiring the securities for its own account for investment purposes only and not with a view to the public resale or distribution thereof and that it could bear the risks of the investment and could hold the securities for an indefinite period of time, and appropriate legends were affixed to the instrument representing such securities issued in such transaction.

Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Use of Proceeds from Initial Public Offering

On June 12, 2025, our Registration Statement on Form S-1, as amended (File No. 333-285149), for the IPO became effective, pursuant to which we registered and sold an aggregate of 6,900,000 shares of our common stock, including the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $10.00 per share, for aggregate gross proceeds of $69.0 million. Cantor Fitzgerald & Co., BTIG, LLC, and Mizuho Securities USA LLC acted as joint lead book-running managers for the IPO and Bancroft Capital, LLC acted as book-running manager for the IPO.

The net proceeds to the Company from the IPO, after deducting $10.7 million of underwriting discounts and commissions, and issuance costs paid were $58.3 million. In connection with our IPO, no direct or indirect payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates or to our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 16, 2025.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended December 31, 2025.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs
October 1 – October 31, 2025	-	$-	-	-
November 1 – November 30, 2025	-	$-	-	-
December 1 – December 31, 2025	25,050	$20.20	-	-
Total	25,050	$20.20	—	—

(1)	Consists of shares withheld by us in satisfaction of income tax withholding obligations associated with the vesting of compensatory stock awards.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our plans, objectives, goals, strategies, future events or performance, financing needs, plans or intentions relating to markets, and business trends, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

AIRO Group Snapshot

AIRO

Drones

Integrated Drone Systems & Services

- Military, Commercial and Dual-use systems
- AI-enabled and fully autonomous

Key Brands

SKY-WATCH

2025 Revenue: $79M

Avionics

Avionics

- Navigation
- Communications
- Collision avoidance
- Flight controls and systems monitoring
- Radar / electro-optical

Key Brands

ASPEN AVIONICS

2025 Revenue: $7M

Training

Military & Commercial Training

- Close air support and adversary air
- Battlefield targeting and engagement
- Commercial and military pilot training
- Fixed-wing, rotorcraft, drone, and eVTOL

Key Brands

COASTAL DEFENSE INC

2025 Revenue: $5M

Electric Air Mobility

Innovative Electric Aircraft

- Next-generation eVTOL aircraft
- Heavy cargo drone transport
- Advanced military missions
- Fastest certification path
- Proven patented technology

Key Brands

JAUNT

2025 Revenue: --

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

Avionics. The Avionics segment develops, manufactures, and sells avionics for military and general aviation aircraft, drones, and eVTOLs. Our avionics products include flight displays, Connected Panels, and GPS/GNSS sensors, all of which have been installed on legacy military aircraft and general aviation platforms. We sell our avionics products through our Aspen Avionics brand, which is well-recognized in the general aviation aftermarket sector with over 20 years of operating history and long-term customer loyalty for our value proposition. We also serve as an avionics supplier for OEMs, including Robinson Helicopters, Pilatus, Honeywell, and Joby Aviation. We believe our avionics solutions have a considerable market opportunity as general aviation fleets continue to age, with owners and operators seeking to upgrade the avionics technology on their aircraft.

Training. The Training segment currently provides military pilot training. We offer professional training and consulting services to the U.S. military, select NATO countries, and other U.S. allies under our CDI brand. These offerings include adversary air, close air support, ISR, aircraft leasing, pilot training, ground liaison services, and JTAC, as well as full joint theatre ISR and simulated ground strike training. We work closely with special military forces such as SEAL teams, the U.S. Naval Air Warfare Center, and USAF Air Combat Command, and are a mandated recipient on a $5.7 billion IDIQ contract and a $1.9 million IDIQ contract. Our personnel’s top security clearances and established relationships at the Pentagon provide us with a differentiated ability to bid on mandates. We also plan to offer commercial pilot training and plan to expand our non-military capabilities in response to the global pilot shortage.

Electric Air Mobility. The Electric Air Mobility segment, operated through our Jaunt brand, is developing dual-use electric and hybrid-electric compound rotorcraft aircraft designed for cargo, government, and passenger applications. Our near-term focus is on a cargo-configured platform intended to support middle-mile logistics, tactical resupply, emergency medical delivery, law enforcement, ISR, and other commercial and government missions. Over time, we intend to develop a multi-role variant capable of supporting both cargo and passenger operations. We plan to pursue certification of our aircraft under existing CAR 529 Transport Category Rotorcraft standards. Our aircraft integrate characteristics of both rotary- and fixed-wing platforms through our patented compound rotorcraft configuration, which has accumulated over 300 piloted flight hours across multiple Jaunt demonstrator aircraft. We are evaluating both fully electric and hybrid-electric propulsion architectures to support varying mission requirements, including extended range and increased operational flexibility. We believe this compound rotorcraft architecture, combined with electric and hybrid-electric propulsion strategies, provides favorable range, payload capacity, and mission adaptability relative to conventional rotorcraft and certain eVTOL configurations. Upon certification, we expect our cargo-configured aircraft to serve as the initial foundation of our commercialization efforts.

Initial Public Offering, Follow-on Offering and Repurchase

On June 16, 2025, we completed our IPO of 6.9 million shares of our common stock, which included an additional 0.9 million shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares, at an initial public offering price of $10.00 per share (the “Closing”). Our common stock began trading on the Nasdaq Global Market under the ticker symbol “AIRO” on June 13, 2025. The net proceeds from the IPO, after deducting $10.7 million of underwriting discounts and commissions, and issuance costs paid were $58.3 million.

On September 12, 2025, we completed our Follow-on Offering of 4.8 million shares of common stock, which included an additional 0.6 million shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares, at an offering price of $18.50 per share. The net proceeds from the Follow-on Offering, after deducting $6.8 million of underwriting discounts and commissions were $82.6 million.

On September 12, 2025, we repurchased 1.1 million shares, which included an additional 0.1 million shares of common stock as a result of the underwriters’ option described above, from certain existing stockholders, including certain directors and executive officers and their affiliates at an offering price of $17.39 per share. The proceeds to such stockholders were $19.4 million.

Key Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following.

Customer Concentration and Drone Segment Revenue Concentration

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to certain end customers. For the year ended December 31, 2025, two customers accounted for 79% of our consolidated revenue, all of which related to Drone segment revenue. For the year ended December 31, 2024, two customers accounted for 72% of our revenue, all of which related to Drone segment revenue. No other customer directly or indirectly accounted for more than 10% of our revenue for either period.

Lack of Long-Term Customer Commitments

Our sales are generally made on a purchase order basis, and we typically do not have long-term purchase commitments from our customers. As a result, customers may cancel, reduce, reschedule, or otherwise modify their purchase orders, which may affect anticipated sales. In addition, the timing and size of purchase orders, as well as modifications to existing orders, may vary from period to period and could cause fluctuations in our operating results.

Global Supply Chain

We are dependent on a global supply chain and, in recent years, have experienced supply chain disruptions that resulted in delays and increased costs which adversely affected our performance. These disruptions impacted our ability to procure raw materials, microelectronics, and certain commodities on a timely basis and/or at expected prices, and have been driven by supply chain constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictions, continue to contribute to these issues. Furthermore, our suppliers and subcontractors have been affected by these same factors. We also experience periodic shortages of electronic and mechanical parts. Management continues to proactively manage the supply and transportation of parts during regular sales inventory and operations meetings. This proactive planning is an integral part of our normal operations and has allowed us to anticipate potential shortages and introduce redundancy along our supply chain. These mitigation efforts have not introduced new material risks related to product quality, reliability or regulatory approval of products. We continue to monitor the condition of our supply chain and evaluate our procurement strategy to reduce any negative impact on our business, financial condition, and results of operations. We have implemented actions and programs designed to mitigate the impacts of supply chain disruptions, but anticipate that we and others in our industry will continue to face such challenges for the foreseeable future. The supply chain disruptions discussed above did not materially impact our outlook, business goals, results of operations or capital resources during 2024 or the first six months of 2025.

During the quarter ended September 30, 2025, a key customer requested a configuration change to dual-band antennas on certain RQ-35 systems. During the fourth quarter of 2025, we qualified additional antenna suppliers and implemented dual-sourcing to reduce component risk.

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

Development of the Electric Air Mobility Market

Our future revenue for our Electric Air Mobility segment will be tied to the continued development of short distance aerial transportation. While we believe the global market for electric air mobility will be large, it remains undeveloped and there is no guarantee of future demand. We anticipate receiving certification of our 33% downscaled cargo eVTOL under drone rules as early as 2027 and expect our first passenger production aircraft to be certified by the TCCA under existing CAR 529 Transport Category Rotorcraft airworthiness rules as early as 2031. Our business will require significant investment leading up to launching these services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, pilot training, infrastructure and commercialization. We benefit from supplier cost sharing, whereby our suppliers have agreed to defer their non-recurring engineering costs until commercialization, which has reduced our initial funding requirements prior to commercialization.

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

Gain (Loss) on Debt Extinguishment, Net

Gain (loss) on debt extinguishment, net includes gains and losses on debt extinguishments.

Other Income (Expense), Net

Other income (expense), net includes changes in fair value on contingent consideration obligations and foreign currency exchange adjustments based on the terms of payments related an earnout obligation.

Income Tax Expense

Income tax expense primarily consists of income taxes in certain foreign jurisdictions in which we conduct business.

Non-GAAP Financial Measures

To supplement our consolidated financial statements prepared and presented in accordance with GAAP, we use EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, as described below, to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

We define (1) EBITDA as net income (loss) before interest expense, income tax expense or provision, depreciation and amortization, (2) Adjusted EBITDA as net income (loss) before interest expense, income tax expense or provision, depreciation and amortization, gain (loss) on extinguishment of debt, stock-based compensation, contingent consideration and warrant fair value adjustments, goodwill impairments, and other one-time adjustments related to the IPO, and (3) Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. The above items are excluded from our Adjusted EBITDA measure because these items are either non-cash in nature, or because the amount and timing of these items is unpredictable, or because they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA in this Annual Report on Form 10-K because it is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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

	Year Ended
(in thousands, except percentages)	December 31, 2025	December 31, 2024
Net loss	$(4,104)	$(38,694)
Depreciation and amortization	12,009	12,640
Income tax expense	7,043	9,209
Interest expense, net [1]	9,800	3,764
EBITDA	24,748	(13,081)
(Gain) loss on extinguishment [1]	(15,559)	10,461
Stock-based compensation	19,906	716
Contingent consideration fair value adjustments	(20,272)	(2,400)
Warrant fair value adjustment	(1,843)	-
Goodwill impairment	-	37,994
IPO contingencies [2]	(1,322)	-
Adjusted EBITDA	$5,658	$33,690

Net loss margin	(4.5)%	(44.5)%
Adjusted EBITDA Margin	6.2%	38.8%

1 The Company reclassified $10.5 million of loss on debt extinguishment previously included in interest expense, net to a separate line item, gain (loss) on extinguishment of debt, in the consolidated statement of operations for the year ended December 31, 2024 to conform to the 2025 presentation. This reclassification had no impact on net loss for the year ended December 31, 2024, but resulted in a corresponding change to EBITDA for the prior year.

2 IPO contingencies for the year ended December 31, 2025 are $1.0 million related to Kipps, $0.8 million related to the legal settlement, $0.5 million legal accrual, $0.2 million for NGA, $0.3 million bonus, $0.6 million Aspen contingent debt, $1.2 million charge related to the Libertas warrants, $0.1 million cash portion of the Aspen carve-out, net of a $5.9 million gain on deferred compensation.

Results of Operations

Years Ended December 31, 2025 and 2024

The following table shows our consolidated financial results for the years ended December 31, 2025 and 2024:

	Year ended December 31,		Period over period change
(in thousands, except percentages)	2025	2024	$	%
Revenue	$90,907	$86,935	$3,972	4.6%
Cost of revenue	36,492	28,618	7,874	27.5%
Gross profit	54,415	58,317	(3,902)	(6.7)%
Operating expenses:
Research and development	17,918	13,133	4,785	36.4%
Sales and marketing	6,618	6,422	196	3.1%
General and administrative	58,644	18,201	40,443	222.2%
Goodwill impairment	-	37,994	(37,994)	(100.0)%
Total operating expenses	83,180	75,750	7,430	9.8%
Loss from operations	(28,765)	(17,433)	(11,332)	(65.0)%
Other income (expense):
Interest expense, net	(9,800)	(3,764)	(6,036)	(160.4)%
Gain (loss) on extinguishment of debt	15,559	(10,461)	26,020	248.7%
Other income, net	25,945	2,173	23,772	N.m.
Total other income (expense)	31,704	(12,052)	43,756	363.1%
Income (loss) before income tax expense	2,939	(29,485)	32,424	110.0%
Income tax expense	(7,043)	(9,209)	2,166	23.5%
Net loss	$(4,104)	$(38,694)	$34,590	89.4%

N.m. - Not meaningful

Revenue

For the year ended December 31, 2025 compared to the year ended December 31, 2024, the $4.0 million increase in revenue was due to a $4.4 million increase in the Drones segment and a $1.3 million increase in the Training segment partially offset by a $1.7 million decrease in the Avionics segment. The increase in revenue in the Drones segment was due to the continued success of market entry strategies that target NATO member countries that have resulted in increased shipments. Training revenue continues to reflect deferred aircraft acquisitions; the segment benefited from a biennial government contract with higher margins associated with ground target vehicle programs. Avionics revenue reflects deliberate sequencing of R&D and commercialization activities during the period to prioritize drone production in the Drones segment. Following the Company’s completed equity offerings, we have begun reinitiating targeted investments in Training and Avionics.

Cost of Revenue

For the year ended December 31, 2025 compared to the year ended December 31, 2024, cost of revenue increased by $7.9 million primarily due to a $8.2 million and a $0.9 million increase in cost of revenue within the Drones and Training segments, respectively, offset by a decrease of $1.3 million within the Avionics segment. Gross margin decreased from 67.1% to 59.9% during the year ended December 31, 2025, with a 9.0% decrease in the Drones segment margin partially offset by increases in margins within the Training and Avionics segments. The decrease in margin within the Drones segment was primarily due to product discounting and the mix of products sold during the period. The Training segment margin increased 3.8% due to the higher profitability of the ground target vehicles contract and the Avionics segment had a 2.1% increase in margin due to favorable operating variances.

Operating Expenses

Research and Development

For the year ended December 31, 2025 compared to the year ended December 31, 2024, R&D expense increased $4.8 million primarily due to a $3.8 million increase and a $0.8 million increase within the Drones segment and Avionics segment, respectively. Increases within the Drones segment were primarily due to increased personnel and other costs while the increases in Avionics represents targeted investments within the Avionics platform.

Sales and Marketing

For the year ended December 31, 2025 compared to the year ended December 31, 2024, sales and marketing expense increased $0.2 million primarily due to a $0.3 million increase within the Drones segment offset by immaterial decreases in other segments. Increases within the Drones segment were primarily due to increased personnel costs.

General and Administrative

For the year ended December 31, 2025 compared to the year ended December 31, 2024, general and administrative expense increased $40.4 million primarily due to a $25.3 million increase in corporate costs which included $7.7 million of equity compensation, $0.5 million of bonus compensation, $1.0 million of advisory services, and $1.3 million of legal settlement accruals, all of which were previously contingent upon the IPO. The remaining increase was driven by a $6.5 million increase in incentive and consulting fees related to the expansion of the Drones segment, $1.7 million of higher bonus compensation, and $6.6 million of other corporate costs, mainly due to increased personnel-related expenses. There was also a $3.2 million increase within the Drones segment, an $11.1 million increase within the Training segment, and a $1.7 million increase within the Avionics segment partially offset by a $0.9 million decrease within the Electric Air Mobility segment. Increases within the Drones segment were primarily due to increases in personnel and other costs. Increases within the Avionics segment and Training segment were primarily attributable to equity compensation. The $0.9 million decrease within the Electric Air Mobility segment was due to cost reduction initiatives in the business.

Goodwill Impairment

For the year ended December 31, 2024, we recorded $38.0 million of goodwill impairment. Primary factors leading to the impairment were the continuation of funding delays which resulted in the change of projected cash flows within the Training and Electric Air Mobility segments. There was no goodwill impairment for the year ended December 31, 2025. See “Critical Accounting Policies and Estimates—Goodwill” for additional information.

Interest Expense, Net

For the year ended December 31, 2025 and 2024, we had interest expense, net, of $9.8 million and $3.8 million, respectively. The interest for year ended December 31, 2025 was primarily attributable to the interest paid in shares on the investor notes which totaled $6.7 million and additional interest paid on borrowings with WebBank and Libertas. The interest for year ended December 31, 2024 primarily related to a contingent payment arrangement and accrued interest associated with a promissory note and earnout obligations.

Gain (loss) on extinguishment of debt, net

For the year ended December 31, 2025, we had a gain on debt extinguishment, net of $15.6 million which was the result of the partial settlement in equity of the Aspen bridge notes which resulted in a $13.1 million gain and a $5.7 million gain on settlement of certain investor notes at fair value, partially offset by losses on debt extinguishment of a combined $3.2 million for WebBank and Libertas. During the year ended December 31, 2024, we recognized a $10.5 million loss on debt extinguishment resulting from amendments to certain Investor Notes.

Other Income (Expense), Net

For the year ended December 31, 2025 compared to the year ended December 31, 2024, we had $25.9 million of other income, primarily due to $20.3 million of income from fair value adjustments on contingent consideration, $1.8 million of income from a fair value adjustment on the Libertas warrants and $4.5 million of income from the settlement of deferred compensation offset by a $1.2 million charge related to Libertas warrants and a $0.6 million contingency recorded related to the Aspen contingent debt as compared to $2.2 million of other income during the year ended December 31, 2024, which was primarily due to the decrease in the fair value of the Jaunt Contingent Arrangement.

Income Tax Expense

For the year ended December 31, 2025, our income tax expense was $7.0 million and our effective tax rate was 239.6%. Income tax expense for the year ended December 31, 2025 was primarily attributable to Sky-Watch generating positive pre-tax income and its inability to claim high-tax exception for the 2025 tax year. For the year ended December 31, 2024, our income tax expense was $9.2 million and our effective tax rate was 31.2%. The $9.2 million tax expense for the year ended December 31, 2024 was primarily attributable to Sky-Watch generating positive pre-tax income. The primary drivers of our effective tax rate consisted of the full valuation allowance positions taken by our U.S. and Canadian entities and the profit generated by our entities in other jurisdictions, mainly Denmark. On a worldwide basis, while our profit before tax was minimal, it represented significant losses in the United States and significant profits in Denmark, resulting in a high effective tax rate.

Liquidity and Capital Resources

As of December 31, 2025, we had cash and restricted cash of $74.6 million, of which $0.2 million was either restricted or was designated exclusively for Sky-Watch operations, and working capital of $75.6 million.

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

Investor Notes

As of December 31, 2025, the Investor Notes described within Note 2 and Note 18 to our consolidated financial statements were fully settled, and we had no remaining Investor Note obligations.

Dangroup Incentive Agreement

In June 2024, we entered the Dangroup Incentive Agreement with Dangroup, whereby we agreed to pay Dangroup 20% of Sky-Watch’s EBITDA as an incentive bonus for their continued involvement in Sky-Watch’s governance, management and/or other operations, commencing on January 1, 2025 for an initial term of five years, which shall renew upon mutual agreement of the parties. During the year ended December 31, 2025, the Company recorded $5.7 million of expense related to this agreement which was classified as a related party payable as of December 31, 2025. In December 2024, we amended the Dangroup Incentive Agreement, whereby we agreed to transfer to Dangroup shares of our common stock immediately prior to the completion of the IPO such that Dangroup’s ownership would be increased to 5% of our capital stock on a fully diluted basis. During the year ended December 31, 2025, we issued 0.5 million shares to Dangroup in satisfaction of this agreement.

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Net cash (used in) provided by operating activities	$(32,432)	21,485
Net cash used in investing activities	(3,074)	(789)
Net cash provided by (used in) financing activities	86,413	(10,583)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operations for the year ended December 31, 2025 totaled $32.4 million, and was primarily due to $19.2 million in settled accounts payable, accrued expenses, and other long-term liabilities, $6.9 million decrease in deferred revenue, and other working capital adjustments. Net cash provided by operations for the year ended December 31, 2024 totaled $21.5 million which was primarily due to positive non-cash adjustments, including goodwill impairment, depreciation and amortization, non-cash loss on debt extinguishment, and stock-based compensation, net of a negative non-cash adjustment for change in fair value of contingent consideration, offset by working capital adjustments, primarily consisting of the changes in accounts receivable, inventory, prepaid expenses, net of changes in accounts payable, accrued expenses and other long-term liabilities and deferred compensation partially offset by a net loss of $38.7 million

Net Cash Used in Investing Activities

Cash of $3.1 million and $0.8 million was used in investing activities during the years ended December 31, 2025 and 2024, respectively, to purchase property and equipment and intangible assets.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 was $86.4 million primarily due to $58.3 million of proceeds from the IPO net of issuance costs, $82.6 million of proceeds from the Follow-on Offering net of issuance costs, $8.5 million of proceeds from the Libertas warrants and WebBank loans that were partially offset by $19.4 million of stock repurchases, $30.5 million of debt repayments on borrowings and related borrowings, $8.5 million of contingent consideration payments, and $3.2 million in payments due to seller. Net cash used in financing activities during the year ended December 31, 2024 was $10.6 million, primarily due to payments made to the sellers of Sky-Watch that were partially offset primarily by the proceeds from borrowings (including related party borrowings), net of repayments.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions. We believe that of our significant accounting policies, which are described in Note 1. The Company and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the following accounting policies and specific estimates involve a greater degree of judgment and complexity. Accordingly, these are the policies and estimates we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

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

These estimates may change, as new events occur and additional information is obtained, and such changes will be recognized in the consolidated financial statements as soon as they become known. Actual results could differ from these estimates and any such differences may be material to our consolidated financial statements.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. We manage our business primarily based upon four operating segments: (i) Drones, (ii) Avionics, (iii) Training and (iv) Electric Air Mobility, each of which represents a reportable segment. We have determined that each reportable segment represents a reporting unit and, in accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”), each reporting unit requires an allocation of goodwill. We will continue to reevaluate reportable and operating segments.

Goodwill is not amortized and is tested at the reporting unit level for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We have selected October 1st as the date to perform our annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from our business. If these estimates or their related assumptions change in the future, we may be required to record an impairment for these assets. Management may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if an impairment test is necessary. Management may choose to proceed directly to the evaluation, bypassing the initial qualitative assessment. The impairment test involves comparing the fair value of the reporting unit to which goodwill is allocated to its net book value, including goodwill. A goodwill impairment loss would be the amount by which a reporting unit’s carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. No goodwill impairment charges were recorded for the year ended December 31, 2025. We recorded goodwill impairment charges of $38.0 million during the year ended December 31, 2024.

2025 Goodwill Impairment Test

On October 1, 2025, our annual goodwill impairment testing date, the Company determined it appropriate to test the fair value of each reporting unit for goodwill impairment for all of its reporting units except Avionics as no goodwill had been allocated to this reporting unit. Management determined that the fair value of the reporting units exceeded their respective carrying value as detailed below.

	Drones	Electric Air Mobility	Training
Goodwill carrying value as of October 1, 2025	$121.7 million	$434.3 million	$15.5 million
Fair value of reporting unit as of October 1, 2025	$190.0 million	$529.6 million	$21.2 million
Carrying value of reporting unit as of October 1, 2025	$144.3 million	$499.1 million	$20.4 million
Impairment as of October 1, 2025	$-	$-	$-

Estimates and assumptions varied between each reporting unit depending on the facts and circumstances specific to that reporting unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The fair value of the reporting units for which we performed quantitative impairment tests was estimated using an income approach, which incorporates the use of the discounted cash flow method. The projections used required the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditure projections, assumed tax rates, discount rates, and other assumptions deemed reasonable by management. For the 2025 impairment test, the weighted average cost of capital (“WACC”) discount rates we used for its reporting units was 31%-40% and the terminal value growth rate was 4%. The terminal value growth rate represents the expected long-term growth rate for the Company’s industry, which incorporates the type of services each reporting unit provides as well as the global economy. Other factors influencing the revenue growth rates include the nature of the services the reporting unit provides to its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit.

Specific to the Electric Air Mobility segment’s projections as of October 1, 2025, projected revenue reflects management’s continued prioritization of its cargo unmanned aerial vehicle (“UAV”) program due to improved market visibility and lower regulatory complexity relative to passenger aircraft. Management continues to expect commercialization of the cargo UAV to begin in the fourth quarter of 2027, followed by the Jaunt Journey passenger aircraft in late 2031. Revenue projections assume increasing production volumes over time, reaching long-term capacity of approximately 400 units per year for the cargo UAV and 3,000 units per year for the Jaunt Journey at a single production facility. Projected selling prices include a 1.5% annual escalation rate and remain generally consistent with prior year assumptions.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) projections as of October 1, 2025 were developed using estimates of manufacturing costs, production hours per unit, learning curves and subsequent efficiencies with operating losses expected to continue through the end of fiscal year 2031. The forecast assumes cost of revenue improves as volumes scale, stabilizing at approximately 74% of revenues over the longer term, and operating expenses as a percentage of revenue peak in 2027 at approximately 62% before trending down and stabilizing near 3% of revenue after 2033. Long-term EBITDA margins are estimated at approximately 22%. Projected EBITDA as of October 1, 2025 gave effect to net research and development costs expected to be incurred (i) between 2026 and 2028 leading up to the commercialization of the cargo UAV and (ii) between 2029 and 2031 leading up to the commercialization of the Jaunt Journey and assumed positive EBITDA during the two years following commercialization. Manufacturing cost estimates and estimated efficiencies as well as mid-term and long-term EBITDA projections at maximum capacity have not significantly changed compared to the Company’s prior year testing. We continue to anticipate profitability in the Electric Air Mobility segment commencing in year two following commercialization of the cargo UAV. As to the degree of uncertainty associated with our assumptions, we believe our long-term projected revenue is reasonable given a sales price supported by non-binding letters of intent and a relatively small number of units. There is a higher degree of uncertainty in projected EBITDA as compared to projected revenue as projected EBITDA includes estimates as to future labor and material costs, efficiency rates as to the number of production hours required over time, and synergies.

The discounted cash flow analysis as of October 1, 2025 indicated no impairment of the Electric Air Mobility reporting unit’s goodwill. The most sensitive factor in our analysis was the discount rate. As of October 1, 2025, a 34.0% WACC rate was applied. This represents a 100-basis points increase compared to the prior valuation, which was considered appropriate in light of our IPO-related developments and management’s outlook as well as the current stage of the development process. As to the sensitivity of the WACC rate, another hypothetical 100-basis-point increase in the WACC discount rate would have yielded $13.0 million in goodwill impairment. We believe the factors considered in the impairment analysis are reasonable; however, significant changes in any one of our assumptions could produce a different result and result in future impairment charges that could be material to our consolidated financial statements.

Specific to the Training segment’s projections as of October 1, 2025, projected revenue, margins and EBITDA have not significantly changed compared to prior year testing. As to the degree of uncertainty associated with our assumptions, we believe our short-term projected revenue is reasonable given our history with military contract practices and the historical results of flight schools, while long-term projected revenue is subject to a higher degree of uncertainty. To mitigate this risk, a 31% WACC discount rate was applied to these projections which reflected a 100-basis points increase compared with the prior year testing date of October 1, 2024. As to the sensitivity of the WACC rate, another hypothetical 100-basis-point increase in the WACC discount rate would have yielded $2.4 million in goodwill impairment.

In addition to the income approach described above, we considered our observable market capitalization when assessing the reasonableness of the estimated fair values of our reporting units as of the valuation date. We reconciled the aggregate estimated fair value of our reporting units, inclusive of corporate assets and liabilities and after consideration of outstanding debt, to our market capitalization as of the testing date. The aggregate estimated fair value exceeded our observable market capitalization. This difference reflects that the estimated fair values of the reporting units represent values on a controlling interest basis, whereas our market capitalization reflects the trading value of minority shares. Accordingly, the difference represents an implied control premium. The reasonableness of the implied control premium was evaluated with reference to observable market data, including published control premium studies and other evidence of premiums paid in transactions in relevant sectors, and was determined to be consistent with assumptions that market participants would use in estimating fair value.

We believe the factors considered in the impairment analysis are reasonable; however, significant changes in any one of the assumptions discussed above could produce a different result and result in additional impairment charges that could be material to the consolidated financial statements. For example, the fair value of the Training segment could be adversely affected and may result in an additional impairment of goodwill if this reporting unit is not able to purchase the needed aircraft, if the estimated costs for managing the flight schools are significantly higher than estimated or if the WACC discount rate is increased.

2024 Goodwill Impairment Test

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

Specific to the Electric Air Mobility segment’s projections as of September 30, 2024, projected revenue was revised to include projected aircraft production timing for the Jaunt Journey in 2031 as compared to a previous estimate of 2028 and further incorporated production of a cargo UAV in 2027. Projected revenue in years 1 and 2 of commercialization of the cargo UAV as of September 30, 2024 were added to our September 30, 2024 projections based on an estimated assumed selling price and expected production levels of approximately 240 units over the two-year period. Projected revenue in years 1 and 2 of commercialization (i.e., 2028 and 2029) of the Jaunt Journey as of October 1, 2023 was based on a sales price that was in line with the negotiated pricing contained in our non-binding letters of intent and projected volume of 630 units over the same two-year period. Following the revision of the estimated commercialization date to 2031, the escalation rate utilized in our original projections continued to be consistently applied. Accordingly, such escalation rate was applied to the original estimated selling price in 2028 for a period of three additional years (i.e., 2028 to 2031). As a result, the sales price in the revised estimated first year of commercialization (2031) increased compared to prior projections. Revenue projections for both programs were based on increasing production quantities year-over-year that max out at approximately 400 units per year for the cargo UAV and 3,000 units per year for the Jaunt Journey at a single production facility, and a per-unit sales price that increases over time assuming a 1.5% escalation rate. The foregoing escalation rate and production volume of the Jaunt Journey remained consistent with prior year projections.

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

While the timing of projected cash flows from the Jaunt Journey has been delayed and as operations now include a plan to produce a cargo UAV, profitability of the Electric Air Mobility segment post-commercialization of the Jaunt Journey has always been part of our projections. We anticipate profitability in the Electric Air Mobility segment commencing in year two following commercialization of the cargo UAV. As to the degree of uncertainty associated with our assumptions, we believe our long-term projected revenue is reasonable given a sales price supported by non-binding letters of intent and a relatively small number of units in comparison to an anticipated global market ranging between an expected $1 trillion and with an upside $4.4 trillion by 2040. There is a higher degree of uncertainty in projected EBITDA, as compared to projected revenue as projected EBITDA includes estimates as to future labor and material costs, efficiency rates as to the number of production hours required over time, and synergies.

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

We believe the factors considered in the impairment analysis are reasonable; however, significant changes in any one of our assumptions could produce a different result and result in additional impairment charges that could be material to our consolidated financial statements. For example, the fair value of the Electric Air Mobility segment could be adversely affected and may result in an additional impairment of goodwill if this reporting unit is not able to advance the development of our aircraft and other products, obtain regulatory approvals, and launch and commercialize our products at scale, if the estimated production costs are significantly higher than estimated or if the WACC discount rate is increased.

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

We believe the factors considered in the impairment analysis are reasonable; however, significant changes in any one of our assumptions could produce a different result and result in additional impairment charges that could be material to our consolidated financial statements. For example, the fair value of the Training segment could be adversely affected and may result in an additional impairment of goodwill if this reporting unit is not able to purchase the needed aircraft, if the estimated costs for managing the flight schools are significantly higher than estimated or if the WACC discount rate is increased.

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

No impairment charges were recorded during the year ended December 31, 2025.

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

As a result of the termination of our Business Combination Agreement in August 2024 and the continued delays in financing, we determined it was appropriate to perform a qualitative assessment considering factors listed in ASC 350 which includes cost factors, financial performance, legal, regulatory, contractual, political, business, or other factors. Based on our review of these factors, there was no indication of impairment for the Avionics or Drones segments. However, we determined it was appropriate to perform a quantitative analysis on intangible and long-lived assets within the Electric Air Mobility and Training segments. The fair value of the undiscounted cashflows of both the Electric Air Mobility and Training segments was significantly higher than the respective asset group’s carrying value and therefore no impairment charges were required to be recorded in 2024.

No impairment charges were recorded during the year ended December 31, 2025.

Valuation of Debt

During 2024, certain Investor Notes were amended which resulted in significant modifications of debt. In accordance with ASC 470-50, as this significant modification was considered an extinguishment and created an election date for the fair value option and as the fair value election is applied on an instrument-by-instrument basis, we chose to record these Investor Notes at fair value beginning on the modification date in October 2024. Investor Notes have historically included various interest features in the form of both stock and cash upon the closing of an initial public offering or qualified financing. In conjunction with the IPO, common stock was issued to partially settle the Investor Notes at fair value. As of December 31, 2025, the Investor Notes at fair value were fully settled.

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

Income Taxes

We account for income taxes in accordance with the asset and liability approach method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating losses and tax credit carryforwards. Deferred tax amounts are determined by using the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more-likely-than-not to be realized.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1. The Company and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on recent accounting pronouncements and their expected impact, if any, on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AIRO Group Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AIRO Group Holdings, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2022.

San Jose, California

March 30, 2026

AIRO Group Holdings, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except par value amounts)	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$74,358	$20,741
Restricted cash	193	170
Accounts receivable, net	12,385	8,961
Related party receivables	393	791
Inventory	11,639	8,823
Prepaid expenses and other current assets	7,508	2,310
Deferred offering costs	-	799
Total current assets	106,476	42,595
Property and equipment, net	8,986	6,834
Right-of-use operating lease assets	3,278	352
Goodwill	571,653	557,508
Intangible assets, net	83,487	93,502
Other assets	259	208
Total assets	$774,139	$700,999

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,599	$16,440
Related party payables	8,892	2,183
Accrued expenses	7,624	16,374
Operating lease liabilities, current	902	213
Deferred revenue	4,497	10,340
Related party borrowings	1,161	5,971
Revolving lines of credit	-	127
Current maturities of debt	1,190	27,992
Investor notes at fair value	-	13,819
Due to seller	-	3,148
Total current liabilities	30,865	96,607
Long-term debt, net of current maturities	500	688
Deferred compensation	-	11,219
Deferred tax liability	1,046	767
Long-term deferred revenue	8	10
Operating lease liabilities, noncurrent	2,478	146
Other long-term liabilities	50	50
Contingent consideration	-	42,782
Total liabilities	34,947	152,269

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.000001 par value; 1,000,000 shares authorized; 32,594 issued and 31,376 outstanding as of December 31, 2025 and 16,387 shares issued and outstanding as of December 31, 2024	-	-
Additional paid-in capital	963,022	764,692
Treasury shares, 1,218 and 0 shares as of December 31, 2025 and 2024, respectively	(21,220)	-
Accumulated other comprehensive income (loss)	7,947	(9,509)
Accumulated deficit	(210,557)	(206,453)
Total stockholders’ equity	739,192	548,730
Total liabilities and stockholders’ equity	$774,139	$700,999

The accompanying notes are an integral part of these consolidated financial statements.

AIRO Group Holdings, Inc.

Consolidated Statements of Operations

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2025	2024
Revenue	$90,907	$86,935
Cost of revenue	36,492	28,618
Gross profit	54,415	58,317

Operating expenses:
Research and development	17,918	13,133
Sales and marketing	6,618	6,422
General and administrative	58,644	18,201
Goodwill impairment	-	37,994
Total operating expenses	83,180	75,750
Loss from operations	(28,765)	(17,433)
Other income (expense):
Interest expense, net	(9,800)	(3,764)
Gain (loss) on extinguishment of debt	15,559	(10,461)
Other income, net	25,945	2,173
Total other income (expense)	31,704	(12,052)
Income (loss) before income tax expense	2,939	(29,485)
Income tax expense	(7,043)	(9,209)
Net loss	$(4,104)	$(38,694)

Net loss per share - basic and diluted	$(0.17)	$(2.36)

Weighted-average number of common shares used in computing net loss per share, basic and diluted	23,678	16,387

The accompanying notes are an integral part of these consolidated financial statements.

F-4

AIRO Group Holdings, Inc.

Consolidated Statements of comprehensive income (loss)

	Year ended December 31,
(Amounts in thousands)	2025	2024
Net loss	$(4,104)	$(38,694)
Other comprehensive income (loss):
Foreign currency translation, net of tax	17,456	(8,748)
Total other comprehensive income (loss)	17,456	(8,748)
Comprehensive income (loss)	$13,352	$(47,442)

The accompanying notes are an integral part of these consolidated financial statements.

AIRO Group Holdings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Equity
Balance as of January 1, 2024	16,387	$-	$763,976	-	-	$(761)	$(167,759)	$595,456
Stock-based compensation	-	-	716	-	-	-	-	716
Foreign currency translation adjustment	-	-	-	-	-	(8,748)	-	(8,748)
Net loss	-	-	-	-	-	-	(38,694)	(38,694)
Balance as of December 31, 2024	16,387	-	764,692	-	-	(9,509)	(206,453)	548,730
Conversion of Coastal Defense promissory note	204	-	2,037	-	-	-	-	2,037
Conversion of Aspen Bridge notes	441	-	4,406	-	-	-	-	4,406
Conversion of Jaunt Carter debt	1,122	-	11,224	-	-	-	-	11,224
Issuance of investor note interest shares	1,126	-	11,260	-	-	-	-	11,260
Conversion of Airo Drone debt	37	-	371	-	-	-	-	371
Conversion of Agile Defense debt	34	-	344	-	-	-	-	344
Conversion of Aspen Contingent Debt	44	-	435	-	-	-	-	435
Conversion of Jaunt severance	46	-	460	-	-	-	-	460
Reclassification of Libertas Warrants	-	-	1,042	-	-	-	-	1,042
Exercise of Libertas Warrants	104	-	2	-	-	-	-	2
Issuance of Underwriter Warrants	-	-	2,030	-	-	-	-	2,030
Sale of common stock in initial public offering, including over-allotment, net of $12,686 offering costs	6,900	-	56,314	-	-	-	-	56,314
Shares issued to NGA	34	-	340	-	-	-	-	340
Shares issued to Dangroup	546	-	5,462	-	-	-	-	5,462
Stock issued in connection with the Management Carveout Plan, net of shares withheld for taxes	63	-	-	8	(175)	-	-	(175)
Conversion of Jaunt deferred compensation, net of shares withheld for taxes	185	-	4,210	19	(423)	-	-	3,787
Issuance and exercise of Libertas warrants	52	-	1,153	-	-	-	-	1,153
RSA and RSU vesting, net of shares withheld for taxes	319	-	-	25	(506)	-	-	(506)
Sale of common stock in Follow-on Offering, including over-allotment, net of $6,793 offering costs	4,830	-	82,562	-	-	-	-	82,562
Repurchase of common stock	(1,116)	-	-	1,116	(19,413)	-	-	(19,413)
Option exercises, net of shares withheld for taxes	18	-	574	50	(703)	-	-	(129)
Stock-based compensation	-	-	14,104	-	-	-	-	14,104
Foreign currency translation adjustment	-	-	-	-	-	17,456	-	17,456
Net loss	-	-	-	-	-	-	(4,104)	(4,104)
Balance as of December 31, 2025	31,376	$-	$963,022	1,218	$(21,220)	$7,947	$(210,557)	$739,192

The accompanying notes are an integral part of these consolidated financial statements.

AIRO Group Holdings, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2025	2024
Cash flows from operating activities:
Net loss	$(4,104)	$(38,694)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	19,906	716
Non-cash gain on IPO transactions	(5,476)	-
Note issuance for legal settlement	750	-
Provision for credit losses	18	(42)
Non-cash interest	1,112	1,422
Non-cash charge for Libertas warrants	1,152	-
Non-cash investor note interest	6,731	-
Change in investor notes at fair value	186	353
Non-cash (gain) loss on debt extinguishment	(15,559)	10,461
Depreciation and amortization	12,009	12,640
Amortization of right-of-use lease assets	581	352
Change in fair value of contingent consideration	(20,272)	(2,400)
Change in fair value of warranty liability	(1,843)
Change in deferred taxes	279	(654)
Goodwill impairment	-	37,994
Changes in operating assets and liabilities:
Accounts receivable	(2,301)	(7,908)
Related party receivables	398	(346)
Prepaid expenses and other assets	(3,672)	(1,524)
Inventory	(1,712)	(6,363)
Accounts payable, accrued expenses and other long-term liabilities	(19,200)	12,796
Related party payables	6,691	1,226
Lease liabilities	(552)	(359)
Deferred revenue	(6,916)	(76)
Deferred compensation	(638)	1,891
Net cash (used in) provided by operating activities	(32,432)	21,485
Cash flows from investing activities:
Purchase of property and equipment and investment in intangible assets	(3,074)	(789)
Net cash used in investing activities	(3,074)	(789)
Cash flows from financing activities:
Proceeds from sale of common stock, net	140,908	-
Repurchase of common stock	(19,413)	-
Change in lines of credit	(127)	(621)
Proceeds from borrowings	8,500	6,950
Repayments on borrowings	(25,355)	(1,542)
Proceeds from related party borrowings	231	1,374
Repayments on related party borrowings	(5,150)	(50)
Debt issuance costs paid	(170)	(475)
Proceeds from the exercise of warrants	3	-
Taxes paid related to net share settlements of common stock	(1,233)	-
Payment of contingent consideration	(8,535)	-
Cash paid to seller	(3,246)	(16,219)
Net cash provided by (used in) financing activities	86,413	(10,583)
Effect of exchange rate changes	2,733	(2,304)
Net increase in cash and restricted cash	53,640	7,809
Cash and restricted cash as of beginning of period	20,911	13,102
Cash and restricted cash as of end of period	$74,551	$20,911

Supplemental disclosures of non-cash information:
Deferred compensation settled in common stock	$4,670	$-
Reclass between accrued expenses and notes payable	$622	$-
Reclass between accrued expenses and contingent consideration	$5,268	$-
Financing of insurance premiums	$1,176	$268
Purchases of property and equipment included in accounts payable	$305	$-
Return of property and cancellation of corresponding accounts payable	$-	$2,594
Right-of-use assets obtained in exchange for operating lease liabilities	$3,451	$381
Initial recognition of warrant liability	$2,885	$-
Reclass of warrants to equity	$1,042	$-
Debt settled in common stock	$8,935	$-
Contingent consideration settled in common stock	$13,976	$-
Issuance of Underwriter Warrants	$2,030	$-
Conversion of accounts payable to debt	$-	$357
Extinguishment of the carrying value of principal and interest	$-	$1,405

The accompanying notes are an integral part of these consolidated financial statements.

AIRO Group Holdings, Inc.

Notes to Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies

Nature of Operations

AIRO Group Holdings, Inc., a Delaware corporation (“Holdings” or the “Company”), is a technologically differentiated aerospace, autonomy, and air mobility platform targeting 21st century aerospace and defense opportunities. The Company is organized into four operating segments: (i) Drones, (ii) Avionics, (iii) Training, and (iv) Electric Air Mobility. The Drones segment develops, manufactures, and sells drones and expects to provide drone services, such as Drone as a Service (“DaaS”), for military and commercial end users. The Avionics segment develops, manufactures, and sells avionics for military and general aviation aircraft, drones, and electric vertical takeoff and landing (“eVTOL”) aircraft. The Training segment currently provides military pilot training and expects to provide commercial pilot training in the future. The Electric Air Mobility segment is developing a rotorcraft eVTOL for cargo and passenger use for fixed-route flights, on-demand trips, and cargo operations.

In October 2021, Holdings entered into agreements and plans of merger (the “Merger Agreements”) with AIRO Drone, LLC (“AIRO Drone”), Agile Defense, LLC (“Agile Defense”), Coastal Defense, Inc. (“Coastal Defense”), Jaunt Air Mobility, LLC (“Jaunt”), and Aspen Avionics, Inc. (“Aspen Avionics”). Holdings also entered into an equity purchase agreement (“Equity Purchase Agreement”) with Sky-Watch A/S (“Sky-Watch”). AIRO Drone, Agile Defense, Coastal Defense, Jaunt, Aspen Avionics, and Sky-Watch together represent the “Merger Entities.” Under the Merger Agreements and the Equity Purchase Agreement, the parties entered into a series of transactions in which Holdings acquired all of the equity of the Merger Entities. The acquisitions of the Merger Entities by Holdings were completed between February and April 2022.

On March 3, 2023, the Company entered into a Business Combination Agreement, as amended by that certain First Amendment to the Business Combination Agreement, dated August 29, 2023, that certain Second Amendment to the Business Combination Agreement, dated January 16, 2024, that certain Third Amendment to the Business Combination Agreement, dated February 5, 2024, and that certain Fourth Amendment to the Business Combination Agreement, dated June 24, 2024, with Kernel Group Holdings, Inc., a Cayman Islands exempted company (“Kernel”), AIRO Group, Inc., a Delaware corporation (“ParentCo”), Kernel Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo, AIRO Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of ParentCo, VKSS Capital, LLC, a Delaware limited liability company, in the capacity as the representative for the stockholders of Kernel and ParentCo and also in the capacity as Kernel’s sponsor, and Dr. Chirinjeev Kathuria, in the capacity as the representative for the stockholders (the “Business Combination Agreement”), pursuant to which a series of transactions would have occurred that would have resulted in the Company becoming a wholly-owned subsidiary of ParentCo with ParentCo becoming a publicly listed company (collectively, the “BCA Transactions”). On August 5, 2024, the Business Combination Agreement was terminated, and as a result, none of the BCA Transactions were effectuated.

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

On September 12, 2025, the Company completed a public offering of 4.8 million shares of its common stock (the “Follow-on Offering”), which included an additional 0.6 million shares of common stock pursuant to the full exercise of the underwriters’ option to purchase additional shares, at an offering price of $18.50 per share. The net proceeds to the Company from the Follow-on Offering after deducting $6.8 million of underwriting discounts and commissions were $82.6 million.

Also on September 12, 2025, the Company repurchased 1.1 million shares of its common stock, which included an additional 0.1 million shares of common stock as a result of the exercise of the underwriters’ option described above, from certain existing stockholders, including certain directors and executive officers and their affiliates, at a price of $17.39 per share for an aggregate purchase price of $19.4 million (the “Repurchase”).

Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries, including Old AGI, Inc. f/k/a AIRO Group, Inc. (“AIRO Group”), AIRO Drone, Agile Defense, Jaunt, Sky-Watch, Coastal Defense, and Aspen Avionics. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the consolidated financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of the date reported. All intercompany balances and transactions are eliminated in consolidation.

Reclassifications

Certain items on the consolidated financial statements and notes for the prior year have been reclassified to conform to the 2025 presentation. In particular, the Company reclassified $1.1 million previously included in accrued expenses to related party payables on the consolidated balance sheets. This amount relates to consulting fees payable under the 2.5% consulting agreement with a shareholder and former board member of Sky-Watch, as further described in Note 18. This reclassification also impacted the presentation in Note 9 and within the consolidated statement of cash flows, however, there was no change to net cash provided by operating activities and no impact on the consolidated statement of operations for the year ended December 31, 2024.

In addition, the Company reclassified $10.5 million of loss on debt extinguishment previously included in interest expense, net to gain (loss) on extinguishment of debt in the consolidated statement of operations. This reclassification also impacted the presentation in Note 13, however, there was no impact on net loss in the consolidated statement of operations for the year ended December 31, 2024.

Reverse Stock Split

On March 7, 2025, the Board of Directors approved a 1-for-1.7 reverse stock split (“Stock Split”) of the Company’s issued and outstanding shares of common stock and options to purchase common stock. The Stock Split reduced the number of shares of the Company’s issued and outstanding common stock, as well as the number of shares reserved and available for future issuance and underlying outstanding options to purchase common stock. No fractional shares were distributed as a result of the reverse stock split, and stockholders were entitled to a cash payment in lieu of fractional shares. The Stock Split did not affect the par value per share or total authorized common stock. Accordingly, all share and per share amounts for all periods presented in the consolidated financial statements have been adjusted retroactively, where applicable, to reflect this Stock Split.

Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. On June 16, 2025, the Company completed its IPO of common stock, which resulted in net proceeds of $58.3 million after deducting underwriting discounts and commissions and issuance costs of $10.7 million. On September 12, 2025, the Company completed the Follow-on Offering and the Repurchase, which resulted in net proceeds to the Company of $63.1 million, after deducting underwriting discounts and commissions of $6.8 million and $19.4 million related to the Repurchase. As of December 31, 2025, the Company had cash and restricted cash of $74.6 million of which $0.2 million was either restricted or was designated to only being used for Sky-Watch operations and working capital of $75.6 million.

Management believes that the existing cash on hand is sufficient to meet its obligations and fund planned operations for at least the next twelve months from the date these consolidated financial statements are issued.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates, and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. These judgments, estimates, and assumptions are used to determine litigation and claims and other asset and liability amounts. The Company bases its estimates and judgments on historical experience along with other pertinent information available at the time the estimate is made. However, future events are subject to change and the estimates and judgments may require adjustments. Actual results could differ from these estimates, and these differences may be material.

Business Risk and Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and accounts receivable. Cash is maintained with financial institutions and its composition and maturities are regularly monitored by management. Deposits at any time may exceed federally insured limits. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. A large portion of the Company’s sales result in partial prepayments prior to shipment from customers. Otherwise, customer invoices generally have payment terms of net 30 days and do not contain a significant financing component. For the year ended December 31, 2025, two customers accounted for 79% of the Company’s revenue. For the year ended December 31, 2024, two customers accounted for 72% of the Company’s revenue. As of December 31, 2025, two customers accounted for 82% of accounts receivable. As of December 31, 2024, one customer accounted for 86% of accounts receivable.

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

The Company’s business, results of operations, and financial condition for the foreseeable future will likely continue to depend on sales to a relatively small number of customers. In the future, these customers may decide not to purchase the Company’s products, may purchase fewer products than in previous years, or may alter their purchasing patterns. Further, the amount of revenue attributable to any single customer or customer concentration generally may fluctuate in any given period. In addition, a decline in the production levels of one or more of the Company’s major customers could reduce revenue. The loss of one or more key customers, a reduction in sales to any key customer, or the Company’s inability to attract new significant customers could negatively impact revenue and adversely affect the Company’s business, results of operations, and financial condition.

Supply Risk

During the years ended December 31, 2025 and 2024, purchases from three vendors constituted 45% and 61%, respectively, of the Company’s total inventory purchases.

Cash Equivalents

The Company considers all highly liquid investments with an original or remaining maturity of three months or less from the date of purchase to be cash equivalents. The Company had no cash equivalents as of December 31, 2025 and 2024.

Restricted Cash

The Company had $0.2 million in restricted cash as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, restricted cash primarily consisted of deposits from a customer contract that were placed in an escrow account to be released upon shipment of orders.

Accounts Receivable, Net

Accounts receivable are reported on the accompanying consolidated balance sheets at the gross outstanding amount adjusted for a provision for credit losses. The Company determines the provision for credit losses by regularly evaluating expected loss as well as individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. As of December 31, 2025 and 2024, the Company provided a provision for credit losses of $0.1 million for amounts that may ultimately be uncollectible. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is primarily determined based on standard cost which approximates actual cost on a first-in, first-out basis. Work-in-process and finished goods include materials, labor, and allocated overhead. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. Reductions to the carrying value of inventory are charged to cost of revenue and a new, lower cost basis for that inventory is established. Subsequent changes to facts or circumstances do not result in the restoration or increase in the related inventory value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting, and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be delayed or abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statements of operations. During the year ended December 31, 2025, $12.7 million of offering costs, including $2.0 million of non-cash warrants, were recorded as a reduction to the net proceeds received from the IPO, and $6.8 million of offering costs were recorded as a reduction to the net proceeds received from the Follow-on Offering. As of December 31, 2025 and 2024, zero and $0.8 million of offering-related costs were capitalized and included on the consolidated balance sheets.

Fair Value Measurements

The Company applies the requirements of the fair value measurement framework, which establishes a hierarchy for measuring fair value and requires enhanced disclosures about fair value measurements. The fair value measurement guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value measurement guidance also requires disclosures about how fair value is determined for assets and liabilities and establishes a hierarchy in which these assets and liabilities must be grouped based on significant levels of inputs, as follows:

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

The following is a summary of the financial liabilities measured at fair value on a recurring basis by caption and by level within the fair value hierarchy as of December 31, 2024:

	Fair value as of December 31, 2024
(In Thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$42,782	$42,782
Investor Notes at fair value	—	—	13,819	13,819
Total financial liabilities	$—	$—	$56,601	$56,601

There were no financial liabilities measured at fair value on a recurring basis as of December 31, 2025 nor were there any financial assets measured at fair value on a recurring basis as of December 31, 2025 and 2024. There were no transfers between Levels 1, 2, or 3 within the fair value hierarchy during the years ended December 31, 2025 and 2024.

Contingent Consideration

As of December 31, 2024, contingent consideration includes an obligation assumed from the Jaunt acquisition that is contingent on future cash receipts (the “Jaunt Contingent Arrangement”) and promissory notes issued in conjunction with the acquisitions of Agile Defense, AIRO Drone, and Coastal Defense.

The contingent consideration liabilities are measured at fair value on a recurring basis for which there were no available quoted market prices or principal markets. The inputs for this measurement were unobservable and were, therefore, classified as Level 3 inputs.

The Jaunt Contingent Arrangement was valued using discounted cash flow models. As of December 31, 2024, the significant inputs included discount factors ranging from 21% to 45% and a 67% initial public offering (“IPO”) likelihood to arrive at a total fair value of $33.4 million.

The fair value of the contingent consideration promissory notes issued to the former equity holders of Agile Defense, AIRO Drone, and Coastal Defense totaled $9.4 million as of December 31, 2024. The valuations were based on a 67% probability of the IPO closing and a discount rate of 3% as of December 31, 2024 based on proximity to an estimated closing date.

During the year ended December 31, 2025, 1.4 million shares were issued, $8.5 million in cash was paid, and $17.5 million of income was recorded to other income, net, related to settlement of these obligations.

Investor Notes at fair value

The Company has historically issued unsecured promissory notes to certain investors (the “Investor Notes”), which have included various interest features in the form of both stock and cash and were contingently payable upon the closing of the IPO or qualified financing. The Company has evaluated these features and determined that they do not meet the criteria to be accounted for as an embedded derivative under Accounting Standards Codification (“ASC”) 815. During the fourth quarter of 2024, certain Investor Notes were amended such that when the Company performed a significance test as of the modification date in accordance with ASC 470-50, the Company determined that the change in terms of these Investor Notes were substantially different than the previous terms, and accordingly, the Company recorded a loss on extinguishment of $10.5 million.

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

To determine the fair value of Investor Notes at fair value, the Company estimated stock pricing and incorporated the probability of both the IPO and non-IPO scenario with the IPO probability being 67% as of December 31, 2024. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows. The Company used a present value model for the expected cash payments, and a probability-weighted calculation to fair value the contingent interest shares to be paid. This probability-weighted calculation incorporated expectations to complete the IPO as well as a probability derived from a lattice model with key assumptions being equity volatility and discount for lack of marketability (“DLOM”). Equity volatility rates utilized were 70% and the DLOM rates selected were 10% for December 31, 2024. As described in Note 2, the terms of the Investor Notes at fair value were further amended and then partially settled through the issuance of common stock and cash payments of $2.1 million during the year ended December 31, 2025. During July 2025, the Company modified the remaining notes which totaled $1.7 million such that $1.8 million, inclusive of a $0.1 million fee, would be due by December 16, 2025. The Investor Notes at fair value were fully settled as of December 31, 2025.

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

Upon the closing of the IPO, the number of shares issuable became fixed such that the Libertas Warrants became indexed to the Company’s stock and were eligible to be classified in stockholders’ equity on the Company’s condensed consolidated balance sheets at that time. As such, the Company reclassified the fair value of the warrant liability of $1.0 million as of June 12, 2025 to stockholders’ equity and recognized $1.8 million of income due to the change in fair value of the Libertas Warrants within other income, net on the consolidated statements of operations.

To determine the fair value of the Libertas Warrants, the Company utilized the Black-Scholes model to determine the common stock price on a non-controlling, non-marketable value basis. Key assumptions included equity volatility rate of 70%.

Debt

The Company modified certain debt arrangements as of March 31, 2022. The debt was recorded at present value to estimate the fair value of the debt obligation as of March 31, 2024 and December 31, 2023. Since the debt was fully accreted to its expected value during the year ended December 31, 2024, the debt is no longer measured at fair value on a recurring basis and was transferred out of Level 3 fair value measurements.

The changes in fair value of the Level 3 financial liabilities for the years ended December 31, 2025 and 2024 were as follows:

(In Thousands)	Debt	Investor Notes at Fair Value	Warrant Liability	Contingent Consideration
Balance as of January 1, 2024	$19,427	$-	$-	$45,182
Addition	-	13,466	-	-
Change in fair value	14	353	-	(2,400)
Transfers out	(19,441)	-	-	-
Balance as of December 31, 2024	-	13,819	-	42,782
Addition	-	-	2,885	-
Change in fair value	-	(5,494)	(1,843)	(20,272)
Settlement	-	(8,325)	-	(17,242)
Transfers out	-	-	(1,042)	(5,268)
Balance as of December 31, 2025	$-	$-	$-	$-

The change in the fair value of the debt is included in interest expense, net on the consolidated statements of operations and represents the amortization of the debt discount. The change in the fair value of the Investor Notes at fair value is included in interest expense, net on the consolidated statements of operations. The change in the fair value of the contingent consideration and warrant liability is included in other income, net on the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying value of accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate fair value due to the short time to maturity. The carrying value of the Company’s borrowings approximates fair value based on current rates available to the Company.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability approach method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating losses and tax credit carryforwards. Deferred tax amounts are determined by using the enacted tax rates expected to be in effect when the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance reduces the deferred tax assets to the amount that is more-likely-than-not to be realized.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions will more-likely-than-not be sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold are not recorded as a tax benefit or expense in the current year. Interest and penalties, if applicable, are recorded in the period assessed as income tax expense. No interest or penalties have been accrued for as of December 31, 2025 and 2024.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation of property and equipment is provided primarily utilizing the straight-line method for consolidated financial statement purposes at rates based on the following useful lives:

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair value of net identifiable assets acquired in a business combination. Goodwill is not amortized and is tested at the reporting unit level for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has selected October 1st as the date to perform its annual impairment test. In the valuation of goodwill, management must make assumptions regarding estimated future cash flows to be derived from the Company’s business. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment for these assets. Management may first evaluate qualitative factors to assess if it is more likely than not that the fair value of a reporting unit is less than its carrying amount and to determine if an impairment test is necessary. Management may choose to proceed directly to the evaluation, bypassing the initial qualitative assessment. The impairment test involves comparing the fair value of the reporting unit to which goodwill is allocated to its net book value, including goodwill. A goodwill impairment loss would be the amount by which a reporting unit’s carrying value exceeds its fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. During the years ended December 31, 2025 and 2024, the Company recorded a goodwill impairment charge of zero and $38.0 million, respectively.

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

In general, revenue is disaggregated by segment and geography. See Note 13. Segment Information.

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

Service and Extended Warranty Revenue

Service revenue includes drone services, support, training, consultations, and out-of-warranty repairs. Revenue from services rendered is recognized over time in amounts that correspond directly with the value to the customer when performance is completed. Support revenue is recognized on a straight-line basis over the support period, which is generally one year.

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

Sales-based Royalties

Revenue for sales-based royalties is recognized at a point in time as subsequent sales occur.

The following table summarizes the revenue recognition based on time periods:

	Year ended December 31,
(In Thousands)	2025	2024
Point in time	$84,850	$84,053
Over time	6,057	2,882
	$90,907	$86,935

The contract liabilities as of December 31, 2025 and 2024 were $4.5 million and $10.4 million, respectively.

The majority of contract liabilities are expected to be recognized as revenue through 2026. The Company had no significant contract assets as of December 31, 2025 and 2024. During the year ended December 31, 2025, the Company recognized $10.3 million in revenue previously included in contract liabilities as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $10.9 million in revenue previously included in contract liabilities as of December 31, 2023.

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

Product Warranty

Drone Product Warranty

The Company provides a one-year warranty on drone sales. Estimated future warranty obligations related to those products are recorded as a component of cost of revenue in the consolidated statements of operations at the time of sale.

Avionics Product Warranty

The Company establishes warranty reserves based on estimates of avionics product warranty return rates over two or three years depending on the product and the related warranty period and the expected costs to repair or to replace the avionics products under warranty. The warranty provision is recorded as a component of cost of revenue in the consolidated statements of operations. The Company does not offer returns unless special circumstances exist and the return is approved by the Company.

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

Lease Accounting

At contract inception, the Company determines whether the contract is, or contains, a lease and whether the lease should be classified as an operating or a financing lease and reassesses that conclusion if the contract is modified. Operating leases are recorded in operating lease right-of-use (“ROU”) assets, lease liability, current and lease liability, noncurrent on the consolidated balance sheets. The Company did not have any finance leases during the periods presented.

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

The Company recognizes a single lease cost on a straight-line basis over the term of the lease, and the Company classifies all cash payments within operating activities in the consolidated statements of cash flows.

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

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of the anti-dilutive effect are as follows as of December 31, 2025: 0.4 million warrants, 0.2 million stock options, and 0.2 million unsettled stock units. The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of the anti-dilutive effect are as follows as of December 31, 2024: 0.1 million warrants, 0.3 million stock options, and 0.3 million contingent restricted stock awards, 2.2 million potential shares issuable under debt conversion agreements and 0.7 million potential shares issuable for contingent interest payments. The number of potentially dilutive shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted-average outstanding calculations as required if the securities were dilutive.

Debt Discounts

Debt issuance costs are presented as a discount to the related debt and are amortized over the term of the related loan for which the fees were incurred using the straight-line method, which approximates the effective interest method. As of December 31, 2025 and 2024, the unamortized debt discount totaled zero and $0.3 million, respectively.

Foreign Currency

The functional currency of the Company’s foreign subsidiary is its local currency. As such, assets and liabilities are translated to U.S. dollars at the exchange rates on the date of consolidation and related revenues and expenses are generally translated at average exchange rates prevailing during the period included in results of operations. Adjustments resulting from foreign currency translation are recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets. Foreign currency transaction gains and losses are included in other income, net on the consolidated statements of operations. Losses from foreign currency transactions were not significant for the years ended December 31, 2025 and 2024, respectively.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The Company adopted this new standard on January 1, 2025 on a prospective basis and determined this guidance did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the consolidated financial statements. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The guidance is to be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets arising from revenue transactions under ASC 606. The guidance is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those annual reporting periods, with early adoption permitted. The guidance is to be applied prospectively to estimate expected credit losses. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants received by business entities. The ASU requires entities to recognize a government grant when it is probable that both (1) the entity will comply with the conditions attached to the grant and (2) the grant will be received. For grants related to assets, an entity may apply either a deferred income approach or a cost accumulation approach, and for grants related to income, an entity should recognize income on a systematic basis as related expenses are incurred. The ASU also includes expanded disclosure requirements regarding the nature of government grants received, the accounting policies adopted, and significant terms and conditions of the grants. The guidance is effective for annual reporting periods beginning after December 15, 2029. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which amends the guidance in ASC 270, Interim Reporting. The objective of this new guidance is to improve the clarity and navigability of the interim reporting guidance without changing the fundamental nature of interim reporting or expanding or reducing the interim disclosure requirements currently in U.S. GAAP. The amendments clarify the scope and applicability of ASC 270, specify the form and content of interim financial statements and accompanying notes, and consolidate the interim disclosures required under U.S. GAAP into a single comprehensive list. The ASU also introduces a disclosure principle that an entity must disclose events and changes occurring after the end of the last annual reporting period that have a material impact on the entity, consistent with the principle that previously existed under certain SEC interim reporting rules. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted, and the amendments may be applied either prospectively or retrospectively to prior interim periods presented. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which provides technical corrections, clarifications, and improvements to the FASB Accounting Standards Codification across multiple Topics. The amendments are generally not expected to change current accounting practices materially but may affect application of certain guidance such as diluted earnings per share in loss periods and other technical areas. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. An entity may elect the transition method on an issue-by-issue basis. The Company is evaluating the impact of ASU 2025-12 on its consolidated financial statements and related disclosures.

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

In November 2018, Coastal Defense obtained two variable rate non-disclosable revolving lines of credit of up to $0.5 million and $0.2 million, due on demand, from First Citizens Community Bank (“FCCB”). These arrangements were collateralized by aircraft security agreements, assignments of life insurance, an assignment of a deposit account, and commercial security agreements dated November 15, 2018, and all associated financing statements. Interest was initially set at the prime rate as published in the Wall Street Journal plus 0.50 percentage points. Commencing in 2022, the Company was in default on these facilities, resulting in an additional 4% in interest per annum. The annual interest rate was 12% as of December 31, 2024. As part of the Coastal Defense acquisition, the maturity dates of these notes were modified to be in 2022 as opposed to the original maturity date in 2069. No withdrawals were made during 2025 or 2024. During 2025, the lines of credit with FCCB were fully repaid and closed. The total amount outstanding on the lines of credit as of December 31, 2024 was $0.1 million.

The two lines of credit with FCCB contained certain financial covenants. As of December 31, 2024, the Company was not in compliance with these financial covenants. However, the Company entered into a series of forbearance agreements with FCCB, under which FCCB agreed not to exercise its rights and remedies arising from such noncompliance through March 31, 2025, subject to the Company’s adherence to the terms of said forbearance agreements, which were satisfied at the time of repayment during the year ended December 31, 2025.

Current Maturities of Debt and Long-Term Debt

Current maturities of debt and long-term debt consist of the following as of December 31:

(In Thousands)	2025	2024

Bridge Loans	$43	$2,960
Libertas	-	2,792
WebBank	-	1,510
Muncy Bank & Trust Company 2021-1	-	651
Muncy Bank & Trust Company 2021-2	-	450
SBA COVID-19 Economic Injury Disaster Loan (“EIDL”)	500	500
Code 1	188	332
Perrin Legal Settlement	500	-
Financed Insurance Premiums	459	173
First Citizens Community Bank 2018	-	121
First Citizens Community Bank 2019-1	-	16
First Citizens Community Bank 2019-2	-	15
2022 Notes	-	2,066
2019 Notes	-	5,022
2018 Notes	-	12,352
	1,690	28,960
Less: unamortized debt discount	-	(280)
Less: current maturities of long-term debt	(1,190)	(27,992)
Long-term debt, net of current maturities	$500	$688

Aggregate maturities required on long-term debt as of December 31, 2025 are due in future years as follows:

(In Thousands)	Amount
2026	$1,190
2027	7
2028	11
2029	11
2030	12
Thereafter	459
Total	$1,690

Bridge Loans

From May 2022 through November 2024, the Company issued unsecured promissory notes, with no collateral or guarantees, to third parties for purposes of funding its operations. During the year ended December 31, 2025, the Company issued 0.3 million shares related to these Investor Notes, funded $2.9 million and recorded interest expense of $2.9 million.

During the first quarter of fiscal 2025, the notes below except for $0.1 million, were amended such that interest would be payable in shares of common stock at the closing date of the IPO (the “Closing Date”) whereby the number of shares would be based on the IPO price and the principal amounts due would be payable within the same number days subsequent to the closing of the IPO as stated in the prior amended note agreements.

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

First Citizens Community Bank

Between November 15, 2018 and May 15, 2019, Coastal Defense entered into three agreements which totaled $3.0 million with FCCB which had an outstanding of $0.2 million as of December 31, 2024. These arrangements were collateralized by aircraft security agreements, assignments of life insurance, an assignment of a deposit account, a commercial security agreement, and all associated financing statements. As of December 31, 2024, Coastal Defense was in default on the debt service coverage ratio covenant, and the term note was due on demand and is shown as a component of “Current maturities of debt” on the consolidated balance sheets. Civil actions were filed against Coastal Defense and individual guarantors in the Tioga County Court, State of Pennsylvania, in July 2023. The claimant, FCCB, alleged that payment under certain promissory notes is due, and FCCB sought recovery of the outstanding amounts. FCCB obtained judgments against all named defendants. The Company negotiated forbearance agreements to prevent FCCB from enforcing the judgments through March 31, 2025. On March 27, 2025, the Company and FCCB agreed to payment terms and a release whereby $0.2 million in amounts due, including interest and fees, would be paid by April 30, 2025. During the year ended December 31, 2025, all amounts due to FCCB which totaled $0.2 million were paid.

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

On June 30, 2025, the Company amended the Satisfaction of Indebtedness and Satisfaction of Covenant Agreement to stipulate that the terms in the original agreement that were contingent upon the BCA Transactions would be completed within 15 business days of the IPO and identified the underlying recipients of the 440,584 shares described above. The Company issued 440,584 shares of the Company’s common stock, funded $1.9 million and recognized a gain on debt extinguishment of $13.1 million during the year ended December 31, 2025 to satisfy the obligations attributable to the Bridge Notes.

Muncy Bank & Trust Company 2021-1

On September 15, 2021, Coastal Defense entered into a $0.7 million commercial promissory note agreement with Muncy Bank & Trust Company (“Muncy”) for continuing operations. The loan originally carried an annual interest rate of 4.5% per year and matured in March 2022. The maturity date of this promissory note was extended such that the principal amount of $0.7 million was due and payable on September 15, 2025 with interest payments at a rate of 8.5% per year due monthly. The Company repaid the Muncy note during the year ended December 31, 2025.

Muncy Bank & Trust Company 2021-2

On January 21, 2021, Coastal Defense entered into a $0.4 million commercial promissory note agreement with the Muncy for continuing operations and for the execution of the Naval Special Warfare task orders. The loan originally carried an annual interest rate of 4.5% per year and matured in October 2021. The maturity date of this promissory note was extended such that the principal amount of $0.4 million was due and payable on September 20, 2025 with interest payments at a rate of 8.5% per year due monthly. The Company repaid the Muncy note during the year ended December 31, 2025. This arrangement was collateralized by a contract with the Naval Special Warfare Command. Jeffrey F. Parker, Coastal Defense’s former Vice President and Treasurer, and stockholder of Holdings has guaranteed this note.

U.S. Small Business Administration (“SBA”) COVID-19 Economic Injury Disaster Loan (“EIDL”)

On May 28, 2020, Coastal Defense entered into a $0.5 million EIDL agreement with the SBA. The loan matures on May 28, 2050 and has an interest rate of 3.75% per year. The SBA granted a payment deferral and amended the first payment due date to November 2022. These payments first reduce the interest accrued prior to reducing the principal owed. As such, the outstanding loan balance was included as a component of “Long-term debt, net of current maturities” on the consolidated balance sheets. The EIDL is collateralized by all assets of Coastal Defense. Jeffrey F. Parker, Coastal Defense’s former Vice President and stockholder of Holdings; Kenneth Parker, stockholder of Holdings; and Kyle Stanbro, Coastal Defense’s President and Treasurer, and stockholder of Holdings have guaranteed this note.

Financed Insurance Premiums

During 2023, Coastal Defense entered into financing agreements which totaled $0.4 million in relation to financing its insurance premiums. The financings have various maturity dates during 2023 and 2024 and have interest rates ranging from 8.0% to 13.3% per year. These agreements were collateralized by a security interest in the premium refund due under the policies being purchased.

During 2024, Coastal Defense entered into financing agreements which totaled $0.3 million in relation to financing its insurance premiums. The financings have various maturity dates during 2025 and have interest rates ranging from 8.27% to 13.75% per year. These agreements were collateralized by a security interest in the premium refund due under the policies being purchased.

During 2025, the Company entered into financing agreements which totaled $1.2 million in relation to financing its insurance premiums. The financings have maturity dates during 2026 and have interest rates ranging from 7.98% to 8.4% per year.

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

In conjunction with each of the Agreements dated January 31, 2025 and February 28, 2025, the Company entered into a warrant agreement whereby Libertas agreed to purchase an aggregate of 0.25% of the fully diluted number of shares of common stock of the Company immediately before the closing of the Company’s IPO at an exercise price of $0.02 per share. See additional considerations related to the Libertas Warrants in Note 1. The Company and Summary of Significant Accounting Policies.

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

Husch Blackwell

On June 24, 2025, the Company entered into a promissory note with Husch Blackwell LLP (“Husch Blackwell”) whereby the Company agreed to fund aged invoices which totaled $0.6 million with no interest. During the year ended December 31, 2025, the note was fully repaid.

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

As described in Note 1. The Company and Summary of Significant Accounting Policies, the Company determined it appropriate to elect the fair value option for ten individual Investor Notes which had significantly different terms established during the fourth quarter of 2024. Investor Notes at fair value are issued unsecured promissory notes, with no collateral or guarantees, to third parties for purposes of funding the Company’s operations.

During the year ended December 31, 2025, the Company repaid $3.9 million of the Investor Notes at fair value, inclusive of a $0.1 million extension fee. During the year ended December 31, 2025, the Company issued 0.4 million shares related to the Investor Notes at fair value, which is inclusive of 0.1 million of default shares for the IPO being completed after May 31, 2025, and recognized a $5.7 million gain on debt extinguishment.

Investor Notes at fair value were made up of the following as of December 31, 2024:

●	Note A which had a fair value of $3.7 million as of December 31, 2024. The December 31, 2024 balance includes a one-time interest charge equal to the issuance of 0.1 million shares of the Company’s common stock immediately prior to the Closing Date, with the $0.8 million principal paid on the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 and with interest accruing from the date of the note through the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 at a rate of 12% per annum. As of December 31, 2024, this note had a term whereby the number of shares issued as an interest charge was calculated using an enterprise value of $770 million, which was to be increased by a factor of 1.25x if the Company’s valuation was less than $770 million at the Closing Date. On March 27, 2025, Note A was amended such that the number of shares became fixed at 0.1 million shares with an additional 22,058 shares of common stock if the IPO was not completed prior to May 31, 2025.

●	Note B which had a fair value of $2.5 million as of December 31, 2024 which includes a one-time interest charge equal to 0.1 million shares of the Company’s common stock immediately prior to the Closing Date, with the $0.1 million principal to be paid on the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 and with interest accruing from the date of the note through the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 at a rate of 12% per annum. As of December 31, 2024, this note had a term whereby the number of shares issued as an interest charge was calculated using an enterprise value of $770 million, which shall be increased by a factor of 1.25x if the Company’s valuation is less than $770 million at the Closing Date. On March 27, 2025, Note B was amended such that the number of shares became fixed at 0.1 million shares. An additional 12,867 shares of common stock will be issued if the IPO is not completed prior to May 31, 2025.

●	Note C which had a fair value of $1.5 million as of December 31, 2024 which includes a one-time interest charge equal to 0.04 million shares of the Company’s common stock immediately prior to the Closing Date, with the $0.2 million principal and a $0.2 million additional cash payment to be paid on the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 and with interest accruing from the date of the note through the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 at a rate of 12% per annum. As of December 31, 2024, this note had a term whereby the number of shares issued as an interest charge was calculated using an enterprise value of $770 million, which shall be increased by a factor of 1.25x if the Company’s valuation was less than $770 million at the Closing Date. On March 27, 2025, Note C was amended such that the number of shares became fixed at 0.04 million shares. An additional 5,514 shares of common stock will be issued if the IPO is not completed prior to May 31, 2025.

●	Note D which had a fair value of $1.0 million as of December 31, 2024 which includes a one-time interest charge equal to 0.02 million shares of the Company’s common stock immediately prior to the Closing Date, with the $0.2 million principal to be paid on the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 and with interest accruing from the date of the note through the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 at a rate of 12% per annum. As of December 31, 2024, this note had a term whereby the number of shares issued as an interest charge was calculated using an enterprise value of $770 million, which shall be increased by a factor of 1.25x if the Company’s valuation was less than $770 million at the Closing Date. On March 27, 2025, Note D was amended such that the number of shares became fixed at 0.02 million shares. An additional 5,882 shares of common stock will be issued if the IPO is not completed prior to May 31, 2025.

●	Note E which had a fair value of $0.7 million as of December 31, 2024 which includes a one-time interest charge equal to 0.02 million shares of the Company’s common stock immediately prior to the Closing Date, with the $0.2 million principal to be paid on the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 and with interest accruing from the date of the note through the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 at a rate of 12% per annum. As of December 31, 2024, this note had a term whereby the number of shares issued as an interest charge is calculated using an enterprise value of $770 million, which shall be increased by a factor of 1.25x if the Company’s valuation is less than $770 million at the Closing Date. On March 27, 2025, Note E was amended such that the number of shares became fixed at 0.02 million shares. An additional 4,411 shares of common stock will be issued if the IPO is not completed prior to May 31, 2025.

●	Note F which had a fair value of $0.8 million as of December 31, 2024 which includes a one-time interest charge equal to 0.02 million in shares of the Company’s common stock immediately prior to the Closing Date, with the $0.1 million principal to be paid on the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 and with interest accruing from the date of the note through the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 at a rate of 12% per annum. As of December 31, 2024, this note had a term whereby the number of shares issued as an interest charge is calculated using an enterprise value of $770 million, which shall be increased by a factor of 1.25x if the Company’s valuation is less than $770 million at the Closing Date. On March 27, 2025, Note F was amended such that the number of shares became fixed at 0.02 million shares. On March 27, 2025, Note F was amended such that the number of shares became fixed at 0.02 million shares. An additional 3,676 shares of common stock will be issued if the IPO is not completed prior to May 31, 2025.

●	Note G which had a fair value of $0.5 million as of December 31, 2024 which includes a one-time interest charge equal to 0.01 million in shares of the Company’s common stock immediately prior to the Closing Date, with the $0.1 million principal to be paid on the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 and with interest accruing from the date of the note through the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 at a rate of 12% per annum. As of December 31, 2024, this note had a term whereby the number of shares issued as an interest charge is calculated using an enterprise value of $770 million, which shall be increased by a factor of 1.25x if the Company’s valuation is less than $770 million at the Closing Date. On March 27, 2025, Note G was amended such that the number of shares became fixed at 0.01 million shares. An additional 2,941 shares of common stock will be issued if the IPO is not completed prior to May 31, 2025.

●	Note H which had a fair value of $0.2 million as of December 31, 2024 which includes a one-time interest charge equal to 0.01 million in shares of the Company’s common stock immediately prior to the Closing Date, with the $0.05 million principal to be paid on the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 and with interest accruing from the date of the note through the earlier of 5 days subsequent to the Closing Date or a capital raise of at least $10 million or May 31, 2025 at a rate of 12% per annum. As of December 31, 2024, this note had a term whereby the number of shares issued as an interest charge is calculated using an enterprise value of $770 million, which shall be increased by a factor of 1.25x if the Company’s valuation is less than $770 million at the Closing Date. On March 27, 2025, Note H was amended such that the number of shares became fixed at 0.01 million shares. An additional 1,470 shares of common stock will be issued if the IPO is not completed prior to May 31, 2025.

●	Notes I and J with a combined fair value of $2.9 million as of December 31, 2024 which each includes a one-time interest charge equal to 0.1 million in shares of the Company’s common stock immediately prior to the Closing Date, with the 120% of the combined $1.0 million principal to be paid on the earlier of 30 days subsequent to the Closing Date or April 30, 2025 and with interest accruing from the date of the note or from October 31, 2022 through the earlier of 30 days subsequent to the Closing Date or April 30, 2025 at a rate of 15% per annum. During the second quarter of 2025, Notes I and J were amended such that 130% of the combined principal was to be paid on the earlier of 30 days subsequent to the Closing Date or June 30, 2025.

3.	Stock and Warrants

Authorized capital stock consists of 1.0 billion shares of common stock, par value $0.000001 per share, and 10.0 million shares of preferred stock, par value $0.000001 per share. All of the authorized preferred stock is undesignated.

Common Stock

The Company has reserved the following shares of authorized but unissued common stock as of December 31, 2025: 0.2 million stock options, 0.4 million warrants, and 0.2 million of contingent restricted stock units.

Warrants

The Company assumed warrants to purchase 0.1 million shares of the Company’s common stock as part of the merger with Jaunt. These warrants expire ten years from the date of issuance, March 10, 2022, have an exercise price of $16.83 per share and were outstanding as of December 31, 2025 and 2024. The Company determined that these warrants are equity classified.

During the quarter ended March 31, 2025, the Company entered into two warrant agreements with Libertas to purchase an aggregate of 0.5% of the fully diluted number of shares of common stock immediately before the closing of the IPO at an exercise price of $0.02 per share as described in Note 1. The Company and Summary of Significant Accounting Policies. On June 12, 2025, in conjunction with the IPO, the number of Libertas Warrants became fixed, and on June 13, 2025, Libertas exercised its warrants in exchange for 104,415 shares of common stock. In July 2025, the Company entered into a warrant agreement with Libertas whereby Libertas had the option to purchase 0.1 million shares with an exercise price of $0.02 per share between July 28, 2025 and July 28, 2030 which resulted in the Company recording a charge of $1.2 million during the year ended December 31, 2025. Libertas exercised the warrants on July 31, 2025.

In September 2024, the Company executed a financing advisor agreement with Cantor Fitzgerald & Co. as compensation for assistance with the IPO, pursuant to which the Company agreed to issue to certain of the underwriters upon the closing of the IPO (the “Underwriter Warrants”) which are warrants exercisable for the number of shares of common stock equal to 5% of the total number of shares of common stock sold in such IPO. In conjunction with the IPO, the Company issued the Underwriter Warrants, which are exercisable into 345,000 shares of common stock. The Company determined the fair value of the Underwriter Warrants at the grant date on June 12, 2025 to be $2.0 million which was recorded as an issuance cost against IPO proceeds during the year ended December 31, 2025. The Underwriter Warrants have an exercise price of $11.00 and can be exercised between December 12, 2025 and June 12, 2030. As of December 31, 2025, the Underwriter Warrants remain outstanding.

4.	Management Carveout Plan

In December 2021, the Company adopted the 2021 Management Carveout Plan (the “Aspen Carveout Plan”), which establishes a benefit pool for designated employees and consultants payable upon the occurrence of a change in control, which is defined as two steps consisting of (1) the closing of the merger with Holdings and (2) the IPO of Holdings or merger with a special purpose acquisition company (“SPAC”) by a specified expiration date, which was extended through June 30, 2025. The amounts to be paid as benefits under the Aspen Carveout Plan are determined based upon percentages of the total net proceeds calculated at the closing of the IPO or a SPAC merger, ranging from 0% to 5%. The net proceeds are calculated as the net sum of cash and the fair value of equity securities available for distribution to the stockholders of the Company after all liabilities, exclusive of the subordinated convertible notes or other loans from the stockholders and transaction costs, are paid, capped at $2.3 billion. The benefit payments to the participants in the Aspen Carveout Plan are to be made in the form or forms of payment and in the same proportions as the consideration paid by the purchaser which were estimated to be $2.0 million in stock and $0.9 million in cash.

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

On June 30, 2025, the Company amended the Aspen Satisfaction of Indebtedness and Satisfaction of Covenant Agreement to stipulate that the terms in the original agreement that were contingent upon the BCA Transactions would be completed within 15 business days of the IPO and identified the underlying recipients of the 71,319 shares related to the Aspen Carveout Plan. During the year ended December 31, 2025, the Company issued 63,447 shares of common stock, net of 7,872 shares withheld for taxes, funded $0.1 million, and recognized $1.7 million of stock compensation expense based on the June 30, 2025 modification date.

5.	Goodwill

The changes in the carrying value of goodwill were as follows:

(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Balance as of January 1, 2024	$-	$114,721	$451,371	$36,511	$602,603
Impairment	-	-	(17,024)	(20,970)	(37,994)
Effect of exchange rate	-	(7,101)	-	-	(7,101)
Balance as of December 31, 2024	$-	$107,620	$434,347	$15,541	$557,508
Effect of exchange rate	-	14,145	-	-	14,145
Balance as of December 31, 2025	$-	$121,765	$434,347	$15,541	$571,653

2025 Goodwill Impairment Test

On October 1, 2025, the annual goodwill impairment testing date, the Company determined it appropriate to test the fair value of each reporting unit for goodwill impairment for all of its reporting units except Avionics as no goodwill had been allocated to this reporting unit. Management determined that the fair value of the reporting units exceeded their respective carrying values as detailed below.

	Drones	Electric Air Mobility	Training
Goodwill carrying value as of October 1, 2025	$121.7 million	$434.3 million	$15.5 million
Fair value of reporting unit as of October 1, 2025	$190.0 million	$529.6 million	$21.2 million
Carrying value of reporting unit as of October 1, 2025	$144.3 million	$499.1 million	$20.4 million
Impairment as of October 1, 2025	$-	$-	$-

Estimates and assumptions varied between each reporting unit depending on the facts and circumstances specific to that reporting unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The fair value of the reporting units for which we performed quantitative impairment tests was estimated using an income approach, which incorporates the use of the discounted cash flow method. The projections used required the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditure projections, assumed tax rates, discount rates, and other assumptions deemed reasonable by management. For the 2025 impairment test, the weighted average cost of capital (“WACC”) discount rates we used for its reporting units was 31%-40% and the terminal value growth rate was 4%. The terminal value growth rate represents the expected long-term growth rate for the Company’s industry, which incorporates the type of services each reporting unit provides as well as the global economy. Other factors influencing the revenue growth rates include the nature of the services the reporting unit provides to its clients, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit.

Specific to the Electric Air Mobility segment’s projections as of October 1, 2025, projected revenue reflects management’s continued prioritization of its cargo unmanned aerial vehicle (“UAV”) program due to improved market visibility and lower regulatory complexity relative to passenger aircraft. Management continues to expect commercialization of the cargo UAV to begin in the fourth quarter of 2027, followed by the Jaunt Journey passenger aircraft in late 2031. Revenue projections assume increasing production volumes over time, reaching long-term capacity of approximately 400 units per year for the cargo UAV and 3,000 units per year for the Jaunt Journey at a single production facility. Projected selling prices include a 1.5% annual escalation rate and remain generally consistent with prior year assumptions.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) projections as of October 1, 2025 were developed using estimates of manufacturing costs, production hours per unit, learning curves and subsequent efficiencies with operating losses expected to continue through the end of fiscal year 2031. The forecast assumes cost of revenue improves as volumes scale, stabilizing at approximately 74% of revenues over the longer term, and operating expenses as a percentage of revenue peak in 2027 at approximately 62% before trending down and stabilizing near 3% of revenue after 2033. Long-term EBITDA margins are estimated at approximately 22%. Projected EBITDA as of October 1, 2025 gave effect to net research and development costs expected to be incurred (i) between 2026 and 2028 leading up to the commercialization of the cargo UAV and (ii) between 2029 and 2031 leading up to the commercialization of the Jaunt Journey and assumed positive EBITDA during the two years following commercialization. Manufacturing cost estimates and estimated efficiencies as well as mid-term and long-term EBITDA projections at maximum capacity have not significantly changed compared to the Company’s prior year testing. The Company continues to anticipate profitability in the Electric Air Mobility segment commencing in year two following commercialization of the cargo UAV. As to the degree of uncertainty associated with the Company’s assumptions, the Company believes its long-term projected revenue is reasonable given a sales price supported by non-binding letters of intent and a relatively small number of units. There is a higher degree of uncertainty in projected EBITDA as compared to projected revenue as projected EBITDA includes estimates as to future labor and material costs, efficiency rates as to the number of production hours required over time, and synergies.

The discounted cash flow analysis as of October 1, 2025 indicated no impairment of the Electric Air Mobility reporting unit’s goodwill. The most sensitive factor in the Company’s analysis was the discount rate. As of October 1, 2025, a 34.0% WACC rate was applied. This represents a 100-basis points increase compared to the prior valuation, which was considered appropriate in light of the Company’s IPO-related developments and management’s outlook as well as the current stage of the development process. As to the sensitivity of the WACC rate, another hypothetical 100-basis-point increase in the WACC discount rate would have yielded $13.0 million in goodwill impairment. The Company believes the factors considered in the impairment analysis are reasonable; however, significant changes in any one of our assumptions could produce a different result and result in future impairment charges that could be material to our consolidated financial statements.

Specific to the Training segment’s projections as of October 1, 2025, projected revenue, margins and EBITDA have not significantly changed compared to prior year testing. As to the degree of uncertainty associated with the Company’s assumptions, the Company believes its short-term projected revenue is reasonable given its history with military contract practices and the historical results of flight schools, while long-term projected revenue is subject to a higher degree of uncertainty. To mitigate this risk, a 31% WACC discount rate was applied to these projections which reflected a 100-basis points increase compared with the prior year testing date of October 1, 2024. As to the sensitivity of the WACC rate, another hypothetical 100-basis-point increase in the WACC discount rate would have yielded $2.4 million in goodwill impairment.

In addition to the income approach described above, the Company considered its observable market capitalization when assessing the reasonableness of the estimated fair values of its reporting units as of the valuation date. The Company reconciled the aggregate estimated fair value of its reporting units, inclusive of corporate assets and liabilities and after consideration of outstanding debt, to the Company’s market capitalization as of the testing date. The aggregate estimated fair value exceeded the Company’s observable market capitalization. This difference reflects that the estimated fair values of the reporting units represent values on a controlling interest basis, whereas the Company’s market capitalization reflects the trading value of minority shares. Accordingly, the difference represents an implied control premium. The reasonableness of the implied control premium was evaluated with reference to observable market data, including published control premium studies and other evidence of premiums paid in transactions in relevant sectors, and was determined to be consistent with assumptions that market participants would use in estimating fair value.

The Company believes the factors considered in the impairment analysis are reasonable; however, significant changes in any one of the assumptions discussed above could produce a different result and result in additional impairment charges that could be material to the consolidated financial statements. For example, the fair value of the Training segment could be adversely affected and may result in an additional impairment of goodwill if this reporting unit is not able to purchase the needed aircraft, if the estimated costs for managing the flight schools are significantly higher than estimated or if the WACC discount rate is increased.

2024 Goodwill Impairment Test

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

Estimates and assumptions varied between each reporting unit depending on the facts and circumstances specific to that reporting unit. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit. The fair value of the reporting units for which the Company performed quantitative impairment tests was estimated using an income approach, which incorporates the use of the discounted cash flow method. The projections used required the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates, and other assumptions deemed reasonable by management. For the 2024 impairment test, the WACC discount rates the Company used for its reporting units was 30%-35% and the terminal value growth rate was 4%. The terminal value growth rate represents the expected long-term growth rate for the Company’s industry, which incorporates the type of services each reporting unit provides as well as global economic conditions. Other factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its customers, the geographic locations in which the reporting unit conducts business and the maturity of the reporting unit.

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

EBITDA projections as of September 30, 2024 were developed using revised estimates of manufacturing costs, production hours per unit, learning curves and subsequent efficiencies, and operating costs.

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

The Company believes the factors considered in the impairment analysis are reasonable; however, significant changes in any one of its assumptions could produce a different result and result in additional impairment charges that could be material to its consolidated financial statements. For example, the fair value of the Electric Air Mobility segment could be adversely affected and may result in an additional impairment of goodwill if this reporting unit is not able to advance the development of its aircraft and other products, obtain regulatory approvals, and launch and commercialize its products at scale, if the estimated production costs are significantly higher than estimated or if the WACC discount rate is increased.

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

6.	Intangible Assets, Net

Intangible assets acquired through business combinations were as follows:

	As of December 31, 2025
(In Thousands)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Carrying Value

Developed technology – definite lived	8.9	$100,179	$33,136	$67,043
Developed technology – indefinite lived	N/A	66	-	66
Tradenames - definite lived	3.3	1,933	1,153	780
Tradenames - indefinite lived	N/A	8,738	-	8,738
Customer relationships	3.3	20,339	13,717	6,622
Patents	6.3	585	347	238
		$131,840	$48,353	$83,487

	As of December 31, 2024
(In Thousands)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Carrying Value

Developed technology – definite lived	9.9	$99,377	$24,819	$74,558
Developed technology – indefinite lived	N/A	66	-	66
Tradenames - definite lived	4.1	1,893	824	1,069
Tradenames - indefinite lived	N/A	8,738	-	8,738
Customer relationships	4.2	20,014	11,208	8,806
Patents	7.5	569	304	265
		$130,657	$37,155	$93,502

Amortization expense is reported on the consolidated statements of operations line items as shown in the table below for the years ended December 31:

(In Thousands)	2025	2024
Cost of revenue	$386	$427
Research and development	7,613	7,586
Sales and marketing	2,198	2,827
General and administrative	354	352
	$10,551	$11,192

Total estimated future amortization expense as of December 31, 2025 is as follows:

(In Thousands)
2026	$10,286
2027	10,041
2028	9,880
2029	8,398
2030	7,033
Thereafter	29,045
$74,683

7.	Inventory

Inventory consisted of the following as of December 31:

(In Thousands)	2025	2024

Raw materials	$7,052	$8,150
Work in process	1,503	33
Finished goods	3,084	640
Total	$11,639	$8,823

8.	Property and Equipment, Net

Property and equipment, net consisted of the following as of December 31:

(In Thousands)	2025	2024
Aircraft equipment	$5,744	$5,221
Equipment	8,352	6,408
Furniture and fixtures	357	244
Leasehold improvements	1,765	399
	16,218	12,272
Less: accumulated depreciation	(7,232)	(5,438)
	$8,986	$6,834

Depreciation expense for the years ended December 31, 2025 and 2024 was $1.5 million and $1.4 million, respectively.

9.	Balance Sheet Details

Prepaid expenses and other current assets consisted of the following as of December 31:

(In Thousands)	2025	2024
Prepaid insurance	$835	$296
Prepaid taxes	464	-
Value added tax	616	651
Vendor prepayments	4,984	1,009
Other	609	354
	$7,508	$2,310

Accrued expenses consisted of the following as of December 31:

(In Thousands)	2025	2024
Accrued legal and professional fees	$945	$1,573
Payroll related expenses	5,026	3,380
Accrued warranty	299	287
Accrued taxes	385	9,670
Other accrued expenses	969	1,464
	$7,624	$16,374

10.	Deferred Compensation

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

For the year ended December 31, 2025, the Company issued approximately 0.2 million shares, net of shares withheld for taxes, made total cash payments of $1.1 million, and recorded a $5.9 million gain within other income related to the settlement of these obligations.

11.	Warranty

The following table summarizes the Company’s accrued warranty during the years ended December 31:

(In Thousands)	2025	2024
Accrued warranty - beginning of period	$287	$160
Warranty cost incurred	(187)	(88)
Provision for warranty	199	215
Accrued warranty - end of period	$299	$287

12.	Commitments and Contingencies

Consulting Agreement

In October 2020, the Company entered into an agreement for market analysis and business strategy consulting. The services were performed in prior periods. The agreement states a fee of $0.5 million for the services, due upon the completion of the IPO, SPAC merger, financing raise of at least $100 million or an acquisition of at least 50% of the equity of the Company. During the year ended December 31, 2025, the Company funded the payment related to this consulting agreement.

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

During the year ended December 31, 2025, the Company issued 33,995 shares of common stock, recorded $0.3 million of stock compensation and funded $0.1 million to fully satisfy obligations under this agreement.

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

KDC IPO Payment Agreement

In April 2022, Aspen Avionics and KippsDeSanto & Co. (“KDC”) entered into an amendment (the “KDC IPO Payment Agreement”) to the parties’ prior engagement letter dated August 7, 2018 (the “KDC Agreement”), pursuant to which Aspen Avionics engaged KDC to provide financial advisory services in connection with AIRO’s potential acquisition of Aspen Avionics. Pursuant to the terms of the KDC IPO Payment Agreement upon the closing of the IPO, Aspen Avionics was obligated to fund a one-time, final payment of $1.0 million to be made to KDC in satisfaction of Aspen Avionics obligations under the KDC Agreement. During the year ended December 31, 2025, the Company recorded $1.0 million of expense and funded the payment related to the KDC Agreement.

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

In October 2025, the Company entered into a non-binding letter of intent with Degree-Trans LLC dba Bullet (“Bullet”), a Ukrainian developer of turbojet unmanned interceptor systems, to establish a 50/50 joint venture to produce and deploy Bullet’s combat-proven fixed-wing UAV technology across the United States, North Atlantic Treaty Organization (“NATO”) defense markets and Ukraine.

Joint Venture Agreement

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

The consummation of the JV is subject to various closing conditions, including executing certain ancillary agreements between the parties and the JV, including intellectual property license, manufacturing, and services agreements, and obtaining any regulatory required under applicable law or by any governmental authority. Unless revised, the JV Agreement (as amended) will terminate and the JV will not be consummated if closing does not occur on June 30, 2026.

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

Litigation

A civil action was filed against Old AGI, Inc. in the Circuit Court of Cook County, State of Illinois in February 2022 (the “2022 Lawsuit”). The claimant alleged that an agreement for certain services entered into in March 2020 was breached and resulted in damages to claimant. This case was dismissed on July 5, 2022. However, the court allowed the claimant to amend its complaint. On August 5, 2022, the claimant filed its amended complaint, and the Company filed its response on October 12, 2022. The parties have engaged in discovery and mandatory arbitration. The arbitration resulted in an award in favor of the Company, which was contested by the claimant. On December 19, 2024, the Circuit Court denied the Company’s motion for summary judgment. In February 2026, the Company and the claimant filed documents to request that the 2022 Lawsuit be dismissed in its entirety.

Civil actions were filed against Coastal Defense and individual guarantors in the Tioga County Court, State of Pennsylvania, in July 2023. The claimant, FCCB, alleged that payment under certain promissory notes is due, and the claimant is seeking recovery of the outstanding amounts. The claimant obtained judgments against all named defendants. On March 27, 2025, the Company entered into a settlement agreement with FCCB providing for a full and unconditional release of all claims related to the underlying debt upon completion of payments totaling approximately $0.2 million. As of April 30, 2025, the Company had fulfilled its payment obligations under the agreement, and the parties had fully and unconditionally released each other from and all claims/liabilities, or obligations related to the underlying debt.

A civil action was filed against Holdings, AIRO Group, AIRO Group (Illinois), AIRO Drone, Agile Defense, Joseph Burns, Chirinjeev Kathuria and John Uczekaj in Chancery Court in Delaware in September 2023. The claimant, Robert Perrin, one of the Company’s stockholders, alleged that these entities failed to pay him for services allegedly rendered under an Employment Agreement with AIRO Group (Illinois), that the individual defendants have breached their fiduciary duties as members of the Company’s board of directors, and that defendants violated the Computer Fraud and Abuse Act. On November 17, 2023, the Company filed a motion to dismiss. In response, the claimant filed an Amended Complaint on February 22, 2024 in which he dropped AIRO Group (Illinois) as a defendant, dropped the breach of contract claim and added a wage claim under Delaware statute. On April 5, 2024, the Company filed a Partial Answer and Affirmative Defenses as well as a Partial Motion to Dismiss. In response, the claimant filed a Second Amended Complaint on May 16, 2024 in which he dropped the wage claim under Delaware statute and added a civil conspiracy claim against all defendants. The Company filed an Amended Answer on November 15, 2024. During the year ended December 31, 2025, the Company agreed to settle Mr. Perrin’s individual claims in the lawsuit for $0.8 million, which will be paid over six quarters beginning the quarter ended September 30, 2025. As of December 31, 2025, the Company had paid $0.3 million and recorded the remaining $0.5 million related to this settlement within current maturities of debt.

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

13.	Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s chief operating decision maker (“CODM”) has been identified as the chief executive officer. The Company will continue to reevaluate its reportable and operating segments. The Company manages its business primarily based upon four operating segments: Avionics, Drones, Electric Air Mobility and Training. In accordance with the segment reporting accounting standard, the Company evaluated the economic similarity of its operating segments and determined that each of these operating segments represents a reportable segment.

●	Avionics: This segment develops, manufactures, and sells avionics and GPS sensors for the general aviation (“GA”), unmanned aircraft systems (“UAS”) and eVTOL market segments. The Company’s avionics products are focused on GA aftermarket, OEM display, integration and connected panel solutions.

●	Drones: This segment offers direct operation of drones and drone systems, provision of drone-derived information, and the development of drone-optimized communication services. Additionally, it consists of development and commercialization of market leading MUAS for professional users, primarily in the defense and security markets. The MUAS includes internally developed software, hardware, and mechanical system components. Operations cover sourcing, manufacturing, assembly, quality assurance testing activities and logistics.

●	Electric Air Mobility: This segment includes designing, licensing and ultimately the manufacturing of air vehicles incorporating slowed rotor compound technology that is capable of transporting people and packages operated by pilots or autonomous flight systems.

●	Training: This segment provides and operates military aircraft for U.S. military services and Department of Defense (“DOD”) contractors. Segment revenues are earned from (1) flying training missions as part of armed forces training groups, and (2) providing aircraft and support services to DOD contractors.

The Company evaluates the performance of its reportable segments based on the net income (loss) for each reporting segment. Presented below are reconciliations of the reportable segment total revenues to the consolidated revenues and the reportable segment total net income (loss) to the consolidated net loss for the years ended December 31, 2025 and 2024:

	December 31, 2025
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Revenue	$6,921	$79,080	$-	$4,906	$90,907
Cost of revenue	4,461	28,102	-	3,929	36,492
Gross profit	2,460	50,978	-	977	54,415
Research and development	1,824	8,328	7,566	-	17,718
Sales and marketing	1,181	3,448	-	1,986	6,615
General and administrative	3,604	11,348	1,200	13,716	29,868
Interest expense	23	427	-	243	693
Interest income	(2)	(333)	-	-	(335)
Gain on extinguishment of debt	(13,091)	-	-	-	(13,091)
Other expense (income), net	670	(160)	(23,098)	(2,677)	(25,265)
Income tax expense	-	(6,106)	-	-	(6,106)
Segment profit (loss)	$8,251	$21,814	$14,332	$(12,291)	32,106
Unallocated amounts:
Corporate expenses					28,979
Interest expense, net					9,442
Gain on extinguishment of debt					(2,468)
Other income, net					(680)
Income tax expense					937
Net loss					$(4,104)

	December 31, 2024
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Revenue	$8,665	$74,691	$-	$3,579	$86,935
Cost of revenue	5,764	19,854	-	3,000	28,618
Gross profit	2,901	54,837	-	579	58,317
Research and development	1,028	4,512	7,593	-	13,133
Sales and marketing	1,286	3,146	-	1,990	6,422
General and administrative	1,868	8,190	2,115	2,600	14,773
Goodwill impairment	-	-	17,024	20,970	37,994
Interest expense	129	2,150	-	278	2,557
Interest income	-	(271)	-	-	(271)
Other expense (income), net	77	205	(2,401)	(74)	(2,193)
Income tax benefit (expense)	(7,528)	(9,051)	4,035	4,244	(8,300)
Segment (loss) profit	$(9,015)	$27,854	$(20,296)	$(20,941)	(22,398)
Unallocated amounts:
Corporate expenses					3,428
Interest expense, net					1,478
Loss on extinguishment of debt					10,461
Other expense, net					20
Income tax expense					909
Net loss					$(38,694)

The following table presents revenues by geographic area for the years ended December 31:

	2025
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$4,307	$98	$-	$4,906	$9,311
Europe	1,586	76,398	-	-	77,984
Other	1,028	2,584	-	-	3,612
	$6,921	$79,080	$-	$4,906	$90,907

	2024
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$5,318	$1,169	$-	$3,579	$10,066
Europe	1,793	73,522	-	-	75,315
Other	1,554	-	-	-	1,554
	$8,665	$74,691	$-	$3,579	$86,935

The following table presents revenues by products and services for the years ended December 31:

	2025
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Products	$6,907	$73,012	$-	$902	$80,821
Services	14	6,068	-	4,004	10,086
	$6,921	$79,080	$-	$4,906	$90,907

	2024
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Products	$8,618	$71,856	$-	$202	$80,676
Services	47	2,835	-	3,377	6,259
	$8,665	$74,691	$-	$3,579	$86,935

The following table presents capital expenditures, depreciation and amortization, stock-based compensation and contingent consideration fair value adjustments for the years ended December 31:

	2025
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Depreciation and amortization	$458	$1,679	$6,801	$3,071	$12,009
Stock-based compensation [1]	1,717	151	166	10,087	12,121
Contingent consideration fair value adjustments	-	(365)	(17,223)	(2,684)	(20,272)
Capital expenditures	361	2,014	-	1,004	3,379

[1]	During the year ended December 31, 2025, the Company also recognized $7.8 million as part of corporate expense.

	2024
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Depreciation and amortization	$496	$1,943	$6,802	$3,399	$12,640
Stock-based compensation	-	-	716	-	716
Contingent consideration fair value adjustments	-	-	(2,400)	-	(2,400)
Capital expenditures	6	783	-	-	789

The following table presents tangible long-lived assets by geographic area as of December 31:

	2025
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$544	$-	$3	$5,484	$6,031
Europe	-	2,955	-	-	2,955
	$544	$2,955	$3	$5,484	$8,986

	2024
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$201	$-	$2	$5,339	$5,542
Europe	-	1,292	-	-	1,292
	$201	$1,292	$2	$5,339	$6,834

Total segment assets reconciled to consolidated amounts are as follows as of December 31:

		Total Segment assets
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Corporate	Total
2025	$3,795	$178,064	$506,214	$30,387	$55,679	$774,139
2024	$1,208	$150,722	$514,152	$32,378	$2,539	$700,999

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

Drones

Because it contracts with the DoD and other agencies of the U.S. government—and, for certain of those contracts, requires access to classified information—the Company’s Drones segment is subject to extensive federal statutes and regulations, including the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement, the Truthful Cost and Pricing statute, the Foreign Corrupt Practices Act, the False Claims Act, and the regulations implementing the National Industrial Security Program Operating Manual (“NISPOM”). The NISPOM regulations establish the security requirements applicable to classified contracts and programs, facility security clearances, and personnel security clearances. The federal government audits and reviews contractors’ performance on contracts, pricing practices, cost accounting systems and practices, and compliance with applicable laws, regulations and standards. Like most government contractors, the Drones segment’s contracts are audited and reviewed regularly by federal agencies, including the Defense Counterintelligence and Security Agency, the Defense Contract Management Agency and the Defense Contract Audit Agency.

In addition, the Drones segment is subject to industry-specific regulations due to the nature of the products and services it provides. For example, certain aspects of its business are subject to further regulation by additional U.S. government authorities, including: (i) the Federal Aviation Administration (“FAA”), which regulates airspace for all air vehicles in the U.S. National Airspace System (“NAS”); (ii) the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless communications upon which its UAS depend in the U.S. and also regulate any device that emits radiofrequency emissions as a result of its operations; (iii) the Directorate of Defense Trade Controls of the U.S. Department of State, which administers the International Traffic in Arms Regulations that regulate the export of controlled technical data, defense articles and defense services and (iv) the Bureau of Industry and Security of the U.S. Department of Commerce, which regulates matters relating to U.S. national security and technology.

Electric Air Mobility

A transport category type certification is the highest level in safety provided by the Civil Aviation Authorities. Jaunt intends to certify under CAR 529, single pilot (instrument flight rules and comply with Category Enhanced of European Union Aviation Safety Agency (“EASA”) SC-VTOL-01 by:

●	using System Safety Assessment processes (Aerospace Recommended Practice (“ARP”) 4761 with ARP 4754A) that are industry standard for commercial transport aircraft (Exposure Draft 79A);

●	designing flight critical systems to meet the requirements of a probability of catastrophic failure of less than 10-9 per flight hour (less than once every billion flight hours);

●	developing robust software design processes to meet Development Assurance Level A for functions that could exhibit catastrophic failures; and

●	meeting requirements for bird strike, fatigue and damage tolerance, lightning strike, fire protection, and designing and incorporating elements for crashworthiness right from conceptual stage.

In the near-term, the efforts of the Electric Air Mobility segment will focus on obtaining FAA certification of its aircraft and engaging with key decision makers in cities in the United States in which it anticipates its aircraft and urban air mobility (“UAM”) service will initially operate. Its aircraft will be required to comply with regulations governing aircraft design, production and airworthiness. In the United States, this primarily includes regulations put forth by the FAA and the Department of Transportation (“DOT”). Outside the United States, similar requirements are generally administered by the national civil aviation and transportation authorities of each country.

Avionics

Aspen Avionics designs and manufactures equipment under worldwide aviation regulatory agency approvals. These include but are not limited to FAA, EASA, Transport Canada Civil Aviation, and National Civil Aviation Agency of Brazil regulations. These govern the design, test, certification, installation, and manufacturing of Aspen’s equipment.

The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance are required prior to installation of a part on an aircraft. Aircraft operators must maintain logs concerning the utilization and condition of aircraft engines, life-limited engine parts and airframes. In addition, the FAA requires that various maintenance routines be performed on aircraft engines, some engine parts, and airframes at regular intervals based on cycles or flight time. Engine maintenance must also be performed upon the occurrence of certain events, such as foreign object damage in an aircraft engine or the replacement of life-limited engine parts. Such maintenance usually requires that an aircraft engine be taken out of service. Aspen Avionics’ operations may in the future be subject to new and more stringent regulatory requirements. In that regard, Aspen Avionics closely monitors the FAA and industry trade groups in an attempt to understand how possible future regulations might impact it. The Company’s businesses that sell defense products directly to the U.S. government or for use in systems delivered to the U.S. government can be subject to various laws and regulations that govern pricing and other factors.

14.	Employee Benefit Plan

The employees of Aspen Avionics and Coastal Defense in the U.S. are eligible to participate in a profit-sharing plan under Internal Revenue Code Section 401(k). Participants in the profit-sharing plan may elect to have Aspen Avionics and Coastal Defense contribute a portion of their compensation to the profit-sharing plan. Contributions to be made by Aspen Avionics and Coastal Defense will be at their discretion. No significant contributions were made for the years ended December 31, 2025 and 2024.

15.	Stock-Based Compensation

Equity Incentive Plan

In March 2025, the Board of Directors adopted, and the stockholders approved, the AIRO Group Holdings, Inc. 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of incentive stock options (“ISOs”) to employees, including employees of any parent or subsidiary, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The 2025 Plan is a successor to and continuation of the Legacy Plan (referred to in the 2025 Plan as the Prior Plan) and will become effective on the execution of the underwriting agreement related to the IPO. Initially, the maximum number of shares of the Company’s common stock that may be issued under the 2025 Plan after it becomes effective will not exceed 1.9 million shares of the Company’s common stock (the “Share Reserve”). In addition, the number of shares of the Company’s common stock reserved for issuance under the 2025 Plan will automatically increase on January 1 of each year, starting on January 1, 2026, through and including January 1, 2035, in an amount equal to (1) 3% of the total number of shares of the Company’s common stock outstanding on the last day of the preceding calendar year, or (2) a lesser number of shares of the Company’s common stock determined by the Board of Directors prior to the date of the increase. The maximum number of shares of the Company’s common stock that may be issued upon the exercise of ISOs under the 2025 Plan will be three times the Share Reserve.

During the year ended December 31, 2025, there were 0.1 million of stock awards, 0.2 million stock units, and zero options, respectively, granted under the 2025 Plan.

During the year ended December 31, 2025, the Company incurred $19.9 million in stock-based compensation expense, which comprised $14.1 million from restricted stock awards and units, $0.3 million in shares issued to NGA, and $5.5 million in shares issued to Dangroup.

Restricted Stock Awards

In May 2022, the Company granted restricted stock awards for 0.3 million shares of common stock with performance-based vesting criteria with a grant date fair value of $41.95 per share. The recognition of vesting on the restricted stock awards can vary by reporting period as the recognition of vesting expense is based on the probable outcome of the performance threshold condition and the cumulative progress to those performance conditions. The Company reassesses at each reporting date whether the achievement of the performance threshold condition is probable and accrues compensation expense if and when achievement of the performance threshold condition is probable and the expected achievement and vesting date for the performance tranche.

The restricted stock awards granted in May 2022 were granted with three separate performance thresholds with specific amounts of restricted shares attached that vest based on the probable achievement of those performance thresholds. The performance thresholds are attached to contract dollar volumes on Adversary Air task orders from the United States Department of Defense. The restricted stock awards vest ratably at each performance tranche level of aggregate amounts of (1) $25.0 million, (2) $50.0 million, and (3) $75.0 million.

As of December 31, 2022, the Company had concluded that the achievement of the performance thresholds within the measurement period was not probable. Accordingly, during the period from the grant date to December 31, 2022, no compensation expense was recognized. On August 2, 2023, the terms of the restricted stock awards were modified whereby the vesting of the 0.3 million shares of common stock became contingent upon the Company’s common stock being publicly traded. As this contingency was not probable as of the modification date, no charge was recorded as a result of the modification. This contingency was resolved upon the completion of the Company’s initial public offering, at which time the modified vesting condition was satisfied. The Company recorded stock-based compensation expense of $10.1 million associated with the vesting of these contingent restricted stock awards. As of December 31, 2024, there was no compensation expense recognized as the contingency was not probable.

During the year ended December 31, 2025, the Company granted and delivered 0.1 million restricted stock awards with a weighted-average grant date fair value of $16.55 and recorded $1.3 million of stock-based compensation expense for these awards.

Restricted Stock Units

During the year ended December 31, 2025, the Company granted 0.2 million restricted stock units and recorded $0.9 million of stock-based compensation expense for these units. The majority of these restricted stock units will be delivered in 2026. A summary of restricted stock unit activity under the Plan for the year ended December 31, 2025:

(Shares In Thousands)	Number of Shares	Weighted- Average Grant Date Fair Value (Per Unit)
Unvested restricted stock units outstanding, January 1, 2025	-	-
Granted	233	$8.91
Vested [1]	(61)	$12.67
Forfeited	-	-
Unvested restricted stock units outstanding, December 31, 2025	172	$7.57

[1]	Total vested shares include 51,832 shares that vested during the year ended December 31, 2025 and for which, delivery was deferred until March 11, 2026, as permitted under the terms of the Equity Incentive Plan.

Option Plan

On April 1, 2022, as part of the reverse acquisition with Holdings, the Company adopted the AIRO Group Holdings, Inc. Option Plan (the “Plan”) and assumed the outstanding options previously granted prior to the acquisition. The option agreements provide for the purchase of a total of 0.4 million shares of the Company’s common stock with an exercise price of $8.59 per share. There were no additional common shares available for future grants under the Plan. The options’ vesting periods range from immediate to four years and expire as determined by the Board of Directors, but not more than 10 years from the date of grant. The exercise price and grant amounts are determined in accordance with the provisions of the Plan and by the Board of Directors.

The total stock-based compensation expense for the Plan during the years ended December 31, 2025 and 2024 was $0.2 million and $0.7 million, respectively.

As of December 31, 2025, there was no unrecognized stock-based compensation cost related to options under the Plan.

A summary of option activity under the Plan for the years ended December 31, 2025 and 2024:

(Shares In Thousands)	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding, January 1, 2024	356	$8.59	6.4
Options forfeited	(51)	$8.59
Options outstanding, December 31, 2024	305	$8.59	6.6
Options exercised	(68)	$8.59
Options outstanding, December 31, 2025	237	$8.59	5.6
Vested and exercisable, December 31, 2025	237	$8.59	5.6
Vested and exercisable and expected to vest, December 31, 2025	237	$8.59	5.6

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the use of a number of complex assumptions including expected volatility, expected term, risk-free interest rate, and expected dividends of the option.

The expected volatility assumption used in the Black-Scholes option pricing model are based on estimates derived from both historical and implied volatility from a group of comparable public companies operating in the same or similar lines of business as the Company.

The expected term of employee options represents the weighted-average period the options are expected to remain outstanding and was derived using the simplified method for awards that qualify as “plain-vanilla” options. All awards that are outstanding are qualified as “plain-vanilla” options.

The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.

The dividend yield is set to zero as the Company has never paid cash dividends and has no present intention to pay cash dividends.

16.	Leases

Commercial real estate

During the year ended December 31, 2025, the Company entered into a lease agreement for a facility in Phoenix, Arizona, with a lease term extending through October 31, 2030. At lease commencement, the Company recognized a ROU operating lease asset of $1.9 million, a current operating lease liability of $0.3 million, and a noncurrent operating lease liability of $1.6 million.

The Company also leases office space in McLean, Virginia, which serves as its principal executive offices, with a lease term extending through March 31, 2031. At lease commencement, the Company recognized a ROU operating lease asset of $0.5 million, a current operating lease liability of $0.1 million, and a noncurrent operating lease liability of $0.4 million.

Sky-Watch leases three commercial real estate locations used primarily as office space and for production. One location does not have a fixed contractual term, however, the Company has assumed a two-year lease term based on its assessment that it is reasonably certain to continue using the space for that period. The other two leases have contractual terms ending on May 1, 2027 and March 1, 2028.

Aspen Avionics has a lease for its office and assembly facility in Albuquerque, New Mexico, with terms extending through March 31, 2026.

Coastal Defense has one hangar lease with a lease term extending through February 29, 2028. Other hangar leases are leased on a month-to-month basis.

Additional office leases are leased on a month-to-month basis. All of the commercial real estate leases with terms greater than one year described above are classified as operating leases and are included within ROU assets and lease liabilities on the Company’s consolidated balance sheets.

Automobiles and Aircraft

Sky-Watch leases one automobile with a lease term ending in 2026, which is classified as an operating lease and is included within ROU assets and lease liabilities on the Company’s consolidated balance sheets. All other automobile and aircraft leases are leased on a month-to-month basis or have lease terms of less than one year.

The following table presents supplemental cash flow information related to the Company’s operating leases:

	Year ended	Year ended
(In Thousands)	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of operating lease liabilities
Operating cash flows from operating leases	$472	$381

Maturities of operating lease liabilities as of December 31, 2025 were as follows:

2026	$1,179
2027	966
2028	610
2029	608
2030	545
Thereafter	36
Total	3,944
Less: interest	(564)
Present value of lease liabilities	$3,380

Total lease expense was $0.6 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the weighted-average remaining lease term for the operating leases was 4.1 years and the weighted-average discount rate was 7.81%. As of December 31, 2024, the weighted-average remaining lease term for the operating leases was 2.1 years and the weighted-average discount rate was 6.22%. Short-term lease expense for 2025 and 2024 were $1.0 million and $0.3 million.

17.	Income Taxes

For the year ended December 31, 2025, the Company’s income tax expense was $7.0 million, and the effective tax rate was 239.6%. For the year ended December 31, 2024, the Company’s income tax expense was $9.2 million, and the effective tax rate was 31.2%.

The sources of income (loss) before income tax expense are as follows for the years ended December 31:

(In Thousands)	2025	2024
United States (“U.S.”)	$(23,874)	$(65,863)
International	26,813	36,378
Income (loss) before income tax expense	$2,939	$(29,485)

Income tax expense is comprised of the following for the years ended December 31:

(In Thousands)	2025	2024
Current:
Federal	$380	$(1)
State	6	1
International	6,397	9,881
Total current	6,783	9,881

Deferred:
Federal	476	139
State	61	18
International	(277)	(829)
Total deferred	260	(672)
Total income tax expense	$7,043	$9,209

A reconciliation of the federal statutory income tax rate to the effective income tax rate subsequent to the adoption of ASU 2023-09 is as follows for the year ended December 31:

	2025	Percent
Federal tax at statutory rate	$617	21.0%
State and local income taxes, net of U.S. federal income tax effect	66	2.2%
Foreign tax effects
Denmark:
Statutory tax rate difference between Denmark and U.S.	285	9.7%
Denmark permanent differences	151	5.1%
Return to provision	(155)	(5.3)%
Other	1	0.0%
Canada:
Statutory tax rate difference between Denmark and U.S.	58	2.0%
Change in valuation allowance	147	5.0%
Other	(2)	(0.1)%
Effect of cross-border tax laws
Global intangible low-taxed income	5,793	197.1%
Changes in valuation allowance	(5,632)	(191.6)%
Nontaxable or nondeductible items
Stock compensation	932	31.7%
Fair value change in contingent liability	4,660	158.6%
Section 162(m) limitation	64	2.2%
Other nondeductible item	2	0.1%
Other adjustments	56	1.9%
Income tax expense and effective tax rate	$7,043	239.6%

Supplemental cash flow information related to cash paid for income taxes is as follows for the year ended December 31:

(In Thousands)	2025
Federal:
Federal	$-
State and local	-
International:
Denmark	17,720
Canada	-
Total cash paid for income taxes, net of refund	$17,720

A reconciliation of the federal statutory income tax rate to the effective income tax rate prepared under the disclosure requirements prior to the adoption of ASU 2023-09 is as follows for the year ended December 31:

2024
Federal tax at statutory rate	$(6,192)
State income taxes	19
Stock compensation	150
Foreign rate differential	372
Fair value change in contingent liability	(504)
Global intangible low-taxed income inclusion	-
Transaction costs	301
Goodwill impairment	7,979
Other permanent differences	48
Return to provision	211
Valuation allowance	6,786
Other	39
Income tax expense	$9,209

The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. The Company primarily considered the nature of its deferred tax assets and the timing, likelihood, and amount, if any, of future taxable income during the periods in which those temporary differences and carryforwards become deductible. The Company’s accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of its net deferred tax assets. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets and liabilities are as follows as of December 31:

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$6,499	$12,342
Accruals and reserves	2,096	3,221
Excess interest expense 163(j)	4,897	4,033
Capitalized research and experimental expenses	333	865
Other	1,573	1,019
Gross deferred tax assets	15,398	21,480
Valuation allowance	(4,800)	(9,836)
Net deferred tax assets	10,598	11,644

Deferred tax liabilities:
Intangible assets	(9,565)	(10,908)
Property and equipment	(1,524)	(1,305)
ROU assets	(555)	(198)
Total deferred tax liabilities	(11,644)	(12,411)
Net deferred tax liabilities	$(1,046)	$(767)

As of December 31, 2025, the Company has federal, state, and foreign net operating loss carryforwards (“NOL”) totaling $21.5 million, $29.1 million, and $2.3 million, respectively. If not utilized, federal NOLs of $5.9 million will expire at various dates from 2028 through 2035, and $15.6 million of federal NOLs have indefinite lives. A portion of State NOLs will expire at various dates between 2026 through 2046 and the remainder will have indefinite lives. Canadian NOLs of $2.3 million begin to expire in 2043.

Management regularly assesses the ability to realize deferred tax assets recorded based upon the weight of all available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. The Company’s management believes that, based on a number of factors, it is more likely than not, that all or some portion of the deferred tax assets will not be realized; and accordingly, for the year ended December 31, 2025, the Company has provided a valuation allowance for certain deferred tax assets that are expected to be unrealized against the Company’s U.S. and Canada net deferred tax assets. The net change in the valuation allowance for the years ended December 31, 2025 and 2024 was a decrease of $5.0 million and an increase of $5.3 million, respectively. The decrease in the valuation allowance year-over-year was mainly driven by the utilization of net operating losses in the United States, which led to a corresponding decrease in the valuation allowance. The taxable income in the United States was mainly driven by Sky Watch’s tested income and its inability to claim high-tax exception for the 2025 tax year.

Domestic NOLs are subject to an annual limitation as a result of multiple changes of ownership as defined under Internal Revenue Code (“IRC”) Section 382. Federal NOLs of $15.1 million and state NOLs of $20.5 million originating after the most recent change are not subject to limitation. IRC §163(j) interest expense carryforwards have indefinite lives and are generally limited to an annual utilization limitation of thirty percent of adjusted taxable income plus business interest income. California NOLs are limited to a member’s contribution to combined California taxable income. The Company has reduced its federal and New Mexico NOLs by the amount expected to be unavailable and expire unutilized as a result of any IRC §382 limitation.

The Company had no unrecognized tax benefits for the years ended December 31, 2025 and 2024. The Company recognizes interest and penalties related to unrecognized tax benefits in operating expenses. No such interest and penalties were recognized during the years ended December 31, 2025 and 2024.

The Company expects to file income tax returns in the United States, Canada, and Denmark. As of December 31, 2025, Holdings’ tax years 2022 through 2024 remain open to examination. Prior to the closing of the acquisitions, AIRO Drone, Agile Defense, and Jaunt were taxed as partnerships and, as a result, the Company is not responsible for pre-acquisition tax authority examinations. All of Aspen Avionics’ tax years remain open to examination. Coastal Defense’s tax years 2022 through 2024 remain open to examination. Denmark’s statute of limitations expires May 1st in the fourth calendar year following the end of the relevant accounting period, and therefore the 2022 through 2024 tax years remain open to examination.

H.R.1, enacted on July 4, 2025, introduced provisions that modified the IRC, including the immediate expensing of domestic research and development expenditures. As previously required under the Tax Cuts and Jobs Act, the Company capitalized and amortized research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. With the enactment of H.R.1 in 2025, the Company began deducting domestic Section 174 costs in the year they were incurred. The Company will continue to capitalize and amortize research and experimental costs over 15 years for research and development performed outside of the United States. Other notable changes made with the passage of H.R. 1 include favorable changes to the interest expense limitation under IRC Section 163(j) and the reinstatement of 100 percent bonus depreciation for qualified property acquired and placed in service on or after January 20, 2025.

18.	Related Party Transactions

Related party transactions include the following:

●	Aspen Avionics has a Commercialization Agreement with Centro Italiano Richerche Aerospaziali S.c.p.A (“CIRA”), a stockholder of Aspen Avionics, whereby CIRA licensed certain technology to Aspen Avionics. As consideration for the license, CIRA will receive a royalty based on each unit sold by Aspen Avionics. In March 2020, Aspen Avionics entered into an agreement with CIRA to settle unpaid royalty amounts due under a development agreement. The Company owed $0.6 million to CIRA as of December 31, 2025 and 2024.

●	Aspen Avionics owed $0.4 million to Accord Global, a stockholder, as of December 31, 2024, which was funded during 2025. Sales to Accord Global were zero and $0.3 million during the years ended December 31, 2025 and 2024, respectively. Amounts due from Accord Global were zero and $0.4 million as of December 31, 2025 and 2024, respectively.

●	As of December 31, 2025 and 2024, Coastal Defense had net receivables due from Failor Services, Inc. (“Failor”), which is owned by a stockholder of the Company, of $0.4 million which are included in “Related party receivables” on the consolidated balance sheets. No purchases were made from Failor during the year ended December 31, 2025 or 2024. Coastal Defense also pays for certain expenses on Failor’s behalf, which are reimbursable to Coastal Defense.

●	Coastal Defense entered into unsecured due on demand notes with two stockholders (the “Stockholder Notes”). Interest is charged at 7.00% per year. As of December 31, 2025 and 2024, the total outstanding balance of the Stockholder Notes was $1.1 million.

During 2025, the Company engaged in settlement discussions with one counterparty, Jeffrey F. Parker as executor of the estate of Kenneth Parker, and received a proposed settlement pursuant to which the Company is expected to pay the counterparty $1.0 million in full satisfaction of the obligations. The proposed settlement reflects a comprehensive resolution that includes offsets for amounts owed by Failor and Coastal Restaurant Group (“CRG”) to Coastal Defense. As of December 31, 2025, Coastal Defense’s recorded balances relating to these items were as follows: (i) amount due to Jeffrey F. Parker related to the Stockholder Notes of $1.0 million, (ii) amount due from Failor of $0.4 million, and (iii) an immaterial amount due from CRG, resulting in a net amount due of $0.6 million. The proposed settlement payment of $1.0 million exceeds the net recorded balance by $0.4 million, which was accrued at December 31, 2025 and included in related party payables on the consolidated balance sheets. The Company finalized the settlement in March 2026 as described in Note 19.

●	Coastal Defense uses West Run LLC (“West Run”) as a subcontractor for its military exercises. West Run is owned by both a Coastal Defense employee and a shareholder of the Company and the wife of Coastal Defense’s former President. The Company owed $0.2 million and $0.3 million to West Run as of December 31, 2025 and 2024, respectively.

●

During 2024, the Company issued a series of promissory notes to Martin Peryea, the Senior Vice President and General Manager, Electric Air Mobility Division, which totaled $0.2 million as of December 31, 2024 which were payable within two weeks of closing of the IPO and had an interest charge of $1. During the year ended December 31, 2025, these promissory notes were repaid.

●

From May 2022 through January 2025, the Company issued unsecured promissory notes, with no collateral or guarantees, to employees and stockholders for purposes of funding its operations.

During the year ended December 31, 2025, the Company repaid $4.8 million, issued 0.4 million shares related to these Investor Notes and recognized $3.9 million of interest expense.

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

F-45

●

The Company entered into promissory notes with the Merger Entities during 2022. The fair value of the contingent consideration promissory notes issued to the former equity holders of Agile Defense, AIRO Drone and Coastal Defense totaled $9.4 million as of December 31, 2024 and were included in contingent consideration on the consolidated balance sheets. In October 2023, the Company signed various agreements pursuant to which approximately 90% of the principal owed would be converted to equity in the Company at a rate of $39.7112 per share no later than two days prior to closing of the BCA Transactions. In March 2025, the Company signed an amendment with Coastal Defense pursuant to which immediately prior to the closing of the IPO, the Company would issue 203,707 shares for 80% of the principal owed under the contingent consideration promissory note.

Given that the BCA Transactions were not consummated, at the closing of the IPO, the Company issued the following shares and used the following proceeds to satisfy the following contingent consideration obligations

●	Promissory Note issued in connection with the Agile Defense Acquisition (the “Agile Defense Promissory Note”) - issued 34,360 shares of common stock and used proceeds of $1.0 million during the year ended December 31, 2025 to satisfy the Company’s obligations to the under the Agile Defense Promissory Note and Note Termination Agreement.

●	Promissory Note issued in connection with the Airo Drone acquisition (the “Airo Drone Promissory Note”) - issued 37,080 shares of common stock and used proceeds of $0.6 million during the year ended December 31, 2025 to satisfy the Company’s obligations under the Airo Drone Promissory Note and Note Termination Agreement.

●	Promissory Note issued in connection with the acquisition of Coastal Defense (the “CDI Promissory Note”), as amended on March 7, 2025 - issued 203,707 shares of common stock and used proceeds of $2.0 million during the year ended December 31, 2025 to satisfy the Company’s obligations to the holders under the CDI Promissory Note pursuant to a Promissory Note Termination Agreement.

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

Given that the BCA Transactions were not consummated, at the Closing, the Company issued 1,122,437 shares of the Company’s common stock and funded $5.0 million during the year ended December 31, 2025 to satisfy the Company’s obligations to the holders under the Jaunt Satisfaction of Indebtedness and Satisfaction of Covenant Agreement.

F-46

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

The Company issued 440,584 shares of the Company’s common stock, funded $1.9 million and recognized a gain on debt extinguishment of $13.1 million during the year ended December 31, 2025 as described in Note 2 to satisfy the obligations attributable to the Bridge Notes.

Prior to the IPO, the Company had not recorded the Aspen Contingent Debt as it was not probable or estimable in accordance with ASC 450. On June 12, 2025, the Company issued 43,512 shares to the target representative and recorded an accrual for $0.2 million related to the Aspen Contingent Debt which resulted in $0.6 million of other expense during the year ended December 31, 2025.

On June 30, 2025, the Company amended the Aspen Satisfaction of Indebtedness and Satisfaction of Covenant Agreement to stipulate that the terms in the original agreement that were contingent upon the BCA Transactions would be completed within 15 business days of the IPO and identified the underlying recipients of 43,512 of the shares described above. In conjunction with the amended Satisfaction of Indebtedness and Satisfaction of Covenant Agreement, the target representative transferred the shares to the underlying shareholders. The Company agreed to fund the remaining $0.2 million owed under the Aspen Contingent Debt by March 1, 2026.

During the year ended December 31, 2025, the Company issued 71,319 shares of the Company’s common stock, funded $0.1 million and recognized $1.7 million of stock compensation, as described in Note 4, to fully settle all obligations with the participants of the Aspen Carveout Plan.

●

The Company entered into a $12.9 million promissory note in conjunction with the acquisition of Sky-Watch in 2022. The $12.9 million promissory note was fully repaid during the year ended December 31, 2024.

As detailed in Note 1. The Company and Summary of Significant Accounting Policies, the Sky-Watch earnout liability was originally payable up to $6.5 million, of which up to a maximum of $3.0 million was payable on a dollar-for-dollar basis on revenue earned within the first two-year anniversary of the acquisition and $3.5 million would become due and payable if and only if Sky-Watch earns a minimum of $13.8 million in revenue during the period from the acquisition date through June 2024. In December 2022, the Equity Purchase Agreement was amended to increase the second earnout amount to $7.5 million and to extend the earnout period to include the full fiscal year periods of 2022 through 2024. In March 2023, the Equity Purchase Agreement was further amended to add a third earnout of $4.0 million if revenue during the full fiscal year periods of 2022 through 2024 reaches $17.0 million with the earnouts payable by May 31, 2024. As of December 31, 2023, the earnout liability was recorded to the full amount owed net of $3.0 million in payments made to date, or $11.5 million and was classified as due to seller as all contingencies had been resolved.

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

F-47

In June 2024, the Company amended the Equity Purchase Agreement to extend the payment dates for the remaining balance on the seller promissory note to five business days following the date that the Company, or its successor, closes one or more financing transactions with an aggregate value of at least $35 million, and for the remaining earnout liability to five business days following the date that the Company, or its successor, closes one or more financing transactions with an aggregate value of at least $45 million. Interest shall continue to accrue on the earned but unpaid earnout amounts at the federal discount rate plus five percent, compounded quarterly. The former shareholders agreed to waive enforcement of payment until June 30, 2025. The Company recorded $0.2 million and $1.0 million of interest during the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company repaid the remaining $3.2 million of its Due to seller obligations. As of December 31, 2024, the total amount included in due to seller and owed under the earnouts was $3.1 million

●

On June 28, 2024, the Company signed an Incentive Agreement whereby the Company will pay Dangroup 20% of Sky-Watch’s EBITDA as an incentive bonus for their continued involvement in Sky-Watch’s governance, management and/or other operations commencing on January 1, 2025 for an initial term of five years. The Incentive Agreement also included a contingent 5% payout on any aggregate earnout awards that the Company’s stockholders were entitled to in conjunction with the BCA Transactions. In December 2024, the Incentive Agreement was amended such that Dangroup will contingently receive shares in conjunction with the Closing such that their ownership will be 5% on a fully diluted basis. In conjunction with the IPO, the Company recorded $5.5 million of stock compensation expense related to the 0.5 million shares that were issued to Dangroup during the year ended December 31, 2025.

On June 28, 2024, the Company signed a consulting agreement whereby the Company will pay a shareholder and former board member of Sky-Watch 2.5% of Sky-Watch’s EBITDA as a consulting fee for his assistance with branding and rolling out products and services into new and additional markets commencing on January 1, 2024. This agreement may be terminated by either party with 30 days notice. In February 2026, the Company hired the consultant as an employee and terminated the consulting agreement as described in Note 19.

During the years ended December 31, 2025 and 2024, the Company recorded $6.5 million and $1.1 million of expense within general and administrative expense, respectively, and $0.3 million of interest in 2025 related to the Incentive and Consulting Agreement. As of December 31, 2025 and 2024, the Company had an accrual of $7.8 million and $1.1 million, respectively related to these agreements.

19.	Subsequent Events

In February 2026, the Company entered into a manufacturing license agreement whereby the Company agreed to pay $1.3 million over five years. The Company had previously been a party to the 2022 Lawsuit with the licensor as described in Note 12.

In February 2026, the Company hired a shareholder and former board member of Sky-Watch and terminated a consulting agreement as described in Note 18.

In March 2026, the Company entered into a settlement agreement with one counterparty, Jeffrey F. Parker as executor of the estate of Kenneth Parker as described in Note 18.

In March 2026, the Company entered into an amendment to the JV Agreement with NDG and extended the closing date for the joint venture from March 26, 2026 to June 30, 2026 as described in Note 12.

F-48

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, and based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Background and Remediation of Material Weaknesses

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2025 and 2024, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. In 2024, we identified material weaknesses due to ineffective and information and communication controls, resulting in lack of timely identification and accounting for certain key debt and other agreements. Since fiscal year 2023, there have been misstatements that, individually and in the aggregate, were material to the consolidated financial statements that were identified due to deficiencies related to technical accounting. More specifically, the review controls over the transactions that gave rise to these misstatements lacked sufficient precision and the Company lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Due to the delays we experienced in securing funding during 2024 and 2025, we were not able to hire and train sufficient staff to remediate the previously identified material weaknesses in our internal control over financial reporting. As such, these material weaknesses were not remediated and continued to be present as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness remediation efforts described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm.

This Annual Report does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

ITEM 9B. OTHER INFORMATION

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Certain information required by Part III is omitted from this report because we intend to file with the SEC a definitive proxy statement pursuant to Regulation 14A related to our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) no later than 120 days after the end of our fiscal year, and certain information included therein is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information that will be set forth in the sections entitled “Election of Directors,” “Executive Officers,” “Corporate Governance and Board Matters” and “Delinquent Section 16(a) Reports” in our 2026 Proxy Statement.

Code of Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder, which is available via the “Governance – Governance Documents – Code of Business Conducts and Ethics” link at https://investor.theairogroup.com. We intend to promptly disclose on our website or in a Current Report on Form 8-K in the future (i) the date and nature of any amendment (other than technical, administrative or other non-substantive amendments) to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions and relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K and (ii) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified individuals that relates to one or more of the elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, the name of such person who is granted the waiver and the date of the waiver.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information that will be set forth in the sections entitled “Executive Compensation” and “Director Compensation” in our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information that will be set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information that will be set forth in the sections entitled “Transactions with Related Persons and Indemnification” and “Corporate Governance and Board Matters—Independence of the Board of Directors” in our 2026 Proxy Statement.

Item 14. Principal AccountANT Fees and Services

The information required by this item is incorporated herein by reference to the information that will be set forth in the section entitled “Ratification of Selection of Independent Registered Public Accounting Firm” in our 2026 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Report

(1)	Consolidated Financial Statements

The consolidated financial statements and related notes, together with the reports of our independent auditor, are included in Item 8 under Part II of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable, or are insignificant, or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

Exhibit		Incorporated by Reference
Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company	8-K	001-38529	3.1	June 16, 2025

3.2	Amended and Restated Bylaws of the Company	S-1/A	333-285149	3.4	April 10, 2025

4.1†	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934

4.2	Form of Common Stock Certificate	S-1/A	333-285149	4.1	April 10, 2025

10.1+	Form of Indemnification Agreement by and between the Company and its directors and officers	S-1/A	333-285149	10.1	April 10, 2025

10.2+	AIRO Group Holdings, Inc. Option Plan	S-1/A	333-285149	10.9	April 10, 2025

10.3+	AIRO Group Holdings, Inc. 2025 Equity Incentive Plan	S-1/A	333-285149	10.10	April 10, 2025

10.4+	Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the AIRO Group Holdings, Inc. 2025 Equity Incentive Plan	S-1/A	333-285149	10.11	April 10, 2025

10.5+	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the AIRO Group Holdings, Inc. 2025 Equity Incentive Plan	S-1/A	333-285149	10.12	April 10, 2025

10.6+†^	Employment Agreement, dated June 4, 2025, by and between AIRO Group Holdings, Inc. and Mariya Pylypiv

10.7+†^	Employment Agreement, dated August 11, 2025, by and between AIRO Group Holdings, Inc. and Joseph Burns

10.8+†^	Employment Agreement, dated August 11, 2025, by and between AIRO Group Holdings, Inc. and John Uczekaj

10.9+†^	Employment Agreement, dated August 11, 2025, by and between AIRO Group Holdings, Inc. and Chirinjeev Kathuria

10.10+†	Advisor Agreement, dated June 4, 2025, by and between AIRO Group Holdings, Inc. and Mariya Pylypiv

10.11+†	Employment Contract, dated January 16, 2026, by and between AIRO Group Holdings, Inc. and Edvard Per Erik Svehag

10.12+†	Variable Compensation Agreement, dated February 27, 2026, by and between AIRO Group Holdings, Inc. and Edvard Per Erik Svehag

10.13+†	Non-Employee Director Compensation Policy

10.14	Lease Agreement between 15 North LLC, as landlord, and AIRO Group Holdings, Inc., as tenant, dated August 12, 2025 (Phoenix lease)	10-Q	001-42600	10.8	August 13, 2025

10.15	Deed of Lease, dated October 14, 2025, between Westpark Corporate Center, L.L.C. and AIRO Group Holdings, Inc.	8-K	001-42600	10.1	October 17, 2025

19.1†	Insider Trading Policy

21.1†	List of Subsidiaries of AIRO Group Holdings, Inc.

23.1†	Consent of BPM LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in Signatures page)

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1†	Incentive Compensation Recoupment Policy

101.INS*	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

+ Indicates a management contract or compensatory plan, contract, or arrangement.

† Filed herewith

* Furnished herewith.

^ Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC, certain exhibits and schedules to this agreement have been omitted. The Company hereby agrees to furnish supplementally to the SEC, upon its request, any or all of such omitted exhibits or schedules.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRO GROUP HOLDINGS, INC.

By:	/s/ Captain Joseph D. Burns
Captain Joseph D. Burns
Chief Executive Officer

By:	/s/ Dr. Mariya Pylpiv
Dr. Mariya Pylpiv
Chief Financial Officer

Dated: March 31, 2026

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Captain Joseph D. Burns and Mariya Pylypiv and each of them, as his or her true and lawful attorneys-in-fact and agents, and each of them, with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, to sign any and all amendments to such Annual Report (including post-effective amendment), and to file the same, together with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission. The undersigned hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection with such filings, as fully to all intents and purposes as the undersigned might or could do in person, and hereby ratifies and confirms all that said attorneys-in-fact and agents, or their substitutes or resubstitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney shall remain in full force and effect until revoked in writing by the undersigned or superseded by a subsequently filed power of attorney.

SIGNATURE	TITLE	DATE

/s/ Captain Joseph D. Burns	Chief Executive Officer and Director	March 31, 2026
Captain Joseph D. Burns	(Principal Executive Officer)

/s/ Dr. Mariya Pylypiv	Chief Financial Officer	March 31, 2026
Dr. Mariya Pylypiv	(Principal Financial and Accounting Officer)

/s/ John Uczekaj	President, Chief Operating Officer and Director	March 31, 2026
John Uczekaj

/s/ Dr. Chirinjeev Kathuria	Executive Chairman and Director	March 31, 2026
Dr. Chirinjeev Kathuria

/s/ John Belcher	Director	March 31, 2026
John Belcher

/s/ Elizabeth Ng	Director	March 31, 2026
Elizabeth Ng

/s/ Edvard Per Erik Svehag	Director	March 31, 2026
Edvard Per Erik Svehag

/s/ Brian Nelson	Director	March 31, 2026
Brian Nelson

/s/ Gregory Winfree	Director	March 31, 2026
Gregory Winfree

/s/ Sherrie McCandless	Director	March 31, 2026
Sherrie McCandless

