Form 10-Q
period 2026-03-31
AIRO Group Holdings, Inc.
filed 2026-05-14
CIK 1927958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORm 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

8444 Westpark Drive

McLean, Virginia 22102

(505) 338-2434

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Captain Joseph D. Burns

Chief Executive Officer

8444 Westpark Drive, McLean, Virginia 22102

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

As of May 12, 2026, there were 31,445,644 shares of the registrant’s common stock, $0.000001 par value, outstanding.

AIRO GROUP HOLDINGS, INC.

Item 1. Financial Statements

AIRO Group Holdings, Inc.

Condensed Consolidated Balance Sheets

unaudited

(Amounts in thousands, except par value amounts)	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$54,227	$74,358
Restricted cash	189	193
Accounts receivable, net	8,098	12,385
Related party receivables	74	393
Inventory	22,507	11,639
Prepaid expenses and other current assets	9,513	7,508
Total current assets	94,608	106,476
Property and equipment, net	9,917	8,986
Right-of-use operating lease assets	3,032	3,278
Goodwill	569,284	571,653
Intangible assets, net	82,064	83,487
Other assets	210	259
Total assets	$759,115	$774,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,661	$6,599
Related party payables	7,807	8,892
Accrued expenses	8,475	7,624
Operating lease liabilities, current	887	902
Deferred revenue	3,557	4,497
Related party borrowings	5	1,161
Current maturities of debt	740	1,190
Total current liabilities	32,132	30,865
Long-term debt, net of current maturities	500	500
Deferred tax liability	1,046	1,046
Long-term deferred revenue	16	8
Operating lease liabilities, noncurrent	2,224	2,478
Other long-term liabilities	800	50
Total liabilities	36,718	34,947

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.000001 par value; 1,000,000 shares authorized; 32,653 issued and 31,435 outstanding as of March 31, 2026 and 32,594 issued and 31,376 outstanding as of December 31, 2025	-	-
Additional paid-in capital	964,524	963,022
Treasury shares, 1,218 shares as of March 31, 2026 and December 31, 2025	(21,220)	(21,220)
Accumulated other comprehensive income	5,103	7,947
Accumulated deficit	(226,010)	(210,557)
Total stockholders’ equity	722,397	739,192
Total liabilities and stockholders’ equity	$759,115	$774,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRO Group Holdings, Inc.

Condensed Consolidated Statements of Operations

unaudited

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2026	2025
Revenue	$8,901	$11,795
Cost of revenue	6,536	4,862
Gross profit	2,365	6,933

Operating expenses:
Research and development	6,704	3,666
Sales and marketing	1,977	1,433
General and administrative	10,842	4,915
Total operating expenses	19,523	10,014
Loss from operations	(17,158)	(3,081)
Other income (expense):
Interest income (expense), net	376	(1,267)
Other (expense) income, net	(316)	2,662
Total other income	60	1,395
Loss before income tax benefit (expense)	(17,098)	(1,686)
Income tax benefit (expense)	1,645	(287)
Net loss	$(15,453)	$(1,973)

Net loss per share – basic and diluted	$(0.49)	$(0.12)

Weighted-average number of shares of common stock used in computing net loss per share, basic and diluted	31,395	16,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

AIRO Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive (loss) Income unaudited

	Three months ended March 31,
(Amounts in thousands)	2026	2025
Net loss	$(15,453)	$(1,973)
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(2,844)	5,640
Total other comprehensive (loss) income	(2,844)	5,640
Comprehensive (loss) income	$(18,297)	$3,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRO Group Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

unaudited

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Equity
Balance as of January 1, 2026	31,376	$-	$963,022	1,218	$(21,220)	$7,947	$(210,557)	$739,192
RSU vesting	59	-	-	-	-	-	-	-
Stock-based compensation	-	-	1,502	-	-	-	-	1,502
Foreign currency translation adjustment	-	-	-	-	-	(2,844)	-	(2,844)
Net loss	-	-	-	-	-	-	(15,453)	(15,453)
Balance as of March 31, 2026	31,435	$-	$964,524	1,218	$(21,220)	$5,103	$(226,010)	$722,397

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of January 1, 2025	16,387	$-	$764,692	$(9,509)	$(206,453)	$548,730
Stock-based compensation	-	-	125	-	-	125
Foreign currency translation adjustment	-	-	-	5,640	-	5,640
Net loss	-	-	-	-	(1,973)	(1,973)
Balance as of March 31, 2025	16,387	$-	$764,817	$(3,869)	$(208,426)	$552,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRO Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

unaudited

	Three months ended March 31,
(Amounts in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(15,453)	$(1,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,502	125
Provision for credit losses	15	8
Non-cash interest	-	417
Non-cash investor note interest	-	186
Depreciation and amortization	3,130	3,138
Amortization of right-of-use lease assets	289	84
Change in fair value of contingent consideration	-	(2,738)
Changes in operating assets and liabilities:
Accounts receivable	4,064	8,175
Related party receivables	319	-
Prepaid expenses and other assets	(2,073)	(5,762)
Inventory	(11,110)	(3,653)
Accounts payable, accrued expenses and other long-term liabilities	5,141	(1,677)
Related party payables	(2,064)	36
Lease liabilities	(314)	(74)
Deferred revenue	(850)	(6,288)
Deferred compensation	-	243
Net cash used in operating activities	(17,404)	(9,753)
Cash flows from investing activities:
Purchase of property and equipment and investment in intangible assets	(2,073)	(345)
Net cash used in investing activities	(2,073)	(345)
Cash flows from financing activities:
Change in lines of credit	-	(127)
Proceeds from borrowings	-	3,500
Repayments on borrowings	(464)	(1,662)
Proceeds from related party borrowings	-	200
Repayments on related party borrowings	(176)	-
Debt issuance costs paid	-	(70)
Net cash (used in) provided by financing activities	(640)	1,841
Effect of exchange rate changes	(18)	1,055
Net decrease in cash and restricted cash	(20,135)	(7,202)
Cash and restricted cash as of beginning of period	74,551	20,911
Cash and restricted cash as of end of period	$54,416	$13,709

Supplemental disclosures of non-cash information:
Initial recognition of warrant liability	$-	$2,885
Deferred consideration for licensing arrangement	$1,000	$-
Reclass between related party payables and related party borrowings	$1,007	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRO Group Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.	The Company and Summary of Significant Accounting Policies

Nature of Operations

AIRO Group Holdings, Inc., a Delaware corporation (“Holdings” or the “Company”), is a technologically differentiated aerospace, autonomy, and air mobility platform targeting 21st century aerospace and defense opportunities. The Company is organized into four operating segments: (i) Drones, (ii) Avionics, (iii) Training, and (iv) Electric Air Mobility. The Drones segment develops, manufactures, and sells drones and expects to provide drone services, such as Drone as a Service (“DaaS”), for military and commercial end users. The Avionics segment develops, manufactures, and sells avionics for military and general aviation aircraft, drones, and electric vertical takeoff and landing (“eVTOL”) aircraft. The Training segment currently provides military pilot training. The Electric Air Mobility segment is developing autonomous eVTOL platforms for defense, government, cargo logistics, and remote operations applications.

Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries, including Old AGI, Inc. f/k/a AIRO Group, Inc., AIRO Drone, LLC (“AIRO Drone”), Agile Defense, LLC (“Agile Defense”), Coastal Defense, Inc. (“Coastal Defense”), Jaunt Air Mobility, LLC (“Jaunt”), Sky-Watch A/S (“Sky-Watch”) and Aspen Avionics, Inc. (“Aspen Avionics”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results. Certain information and disclosures normally included in unaudited condensed consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”) as filed with the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date.

The results for the unaudited interim condensed consolidated statements of operations are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period.

Liquidity

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2026, the Company had cash and restricted cash of $54.4 million of which $0.2 million was either restricted or was designated to only being used for Sky-Watch operations and working capital of $62.5 million.

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

Significant Accounting Policies

No material changes have been made to the Company’s significant accounting policies disclosed in Note 1. The Company and Summary of Significant Accounting Policies, of its audited consolidated financial statements included in the Form 10-K.

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets arising from revenue transactions under Accounting Standards Codification (“ASC”) 606. The Company adopted this guidance effective January 1, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which provides technical corrections, clarifications, and improvements to the FASB ASC across multiple Topics. The amendments are generally not expected to change current accounting practices materially but may affect application of certain guidance such as diluted earnings per share in loss periods and other technical areas. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. An entity may elect the transition method on an issue-by-issue basis. The Company is evaluating the impact of ASU 2025-12 on its consolidated financial statements and related disclosures.

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

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of the anti-dilutive effect are as follows as of March 31, 2026: 0.4 million warrants, 0.2 million stock options, and 0.5 million unsettled restricted stock units (“RSUs”). The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of the anti-dilutive effect are as follows as of March 31, 2025: 0.1 million warrants, 0.3 million stock options, and 0.3 million contingent restricted stock awards, 2.2 million potential shares issuable under debt conversion agreements, 0.6 million potential shares issuable for contingent interest payments, and 0.1 million shares potentially issuable under unsecured promissory notes in the event that the Company’s initial public offering was not completed by May 31, 2025. The number of potentially dilutive shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted-average outstanding calculations as required if the securities were dilutive.

3.	Stock, Warrants and Equity Incentive Plan

The Company’s authorized capital stock consists of 1.0 billion shares of common stock, par value $0.000001 per share, and 10.0 million shares of preferred stock, par value $0.000001 per share. All of the authorized preferred stock is undesignated.

Common Stock

The Company has reserved the following shares of authorized but unissued common stock as of March 31, 2026: 0.2 million shares for stock options, 0.4 million shares for warrants, 0.5 million shares for RSUs, and 2.0 million shares available for issuance under the Equity Incentive Plan described below.

Warrants

The Company assumed warrants to purchase 0.1 million shares of the Company’s common stock as part of the merger with Jaunt. These warrants expire ten years from the date of issuance, March 10, 2022, have an exercise price of $16.83 per share and were outstanding as of March 31, 2026 and December 31, 2025. The Company determined that these warrants are equity classified.

In September 2024, the Company executed a financing advisor agreement with Cantor Fitzgerald & Co. as compensation for assistance with the initial public offering (“IPO”), pursuant to which the Company agreed to issue warrants to certain of the underwriters upon the closing of the IPO (the “Underwriter Warrants”) exercisable for the number of shares of common stock equal to 5% of the total number of shares of common stock sold in such IPO. In conjunction with the IPO, the Company issued the Underwriter Warrants, which are exercisable into 345,000 shares of common stock. The Company determined the fair value of the Underwriter Warrants at the grant date on June 12, 2025 to be $2.0 million which was recorded as an issuance cost against IPO proceeds during the year ended December 31, 2025. The Underwriter Warrants have an exercise price of $11.00 and can be exercised between December 12, 2025 and June 12, 2030. The Underwriter Warrants remain outstanding as of March 31, 2026 and December 31, 2025.

Equity Incentive Plan

In March 2025, the Board of Directors adopted, and the stockholders approved, the AIRO Group Holdings, Inc. 2025 Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of incentive stock options (“ISOs”) to employees, including employees of any parent or subsidiary, and for the grant of non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance awards, and other forms of stock awards to employees, directors, and consultants, including employees and consultants of the Company’s affiliates. The initial share reserve of the Company’s common stock authorized for issuance under the 2025 Plan was 1.9 million shares. Effective January 1, 2026, the share reserve automatically increased by 0.9 million shares pursuant to the plan’s “evergreen” provision.

The share reserve will continue to increase annually through January 1, 2035 by 3% of the outstanding shares of common stock or a lesser amount approved by the Board of Directors. The maximum number of shares issuable upon exercise of ISOs under the 2025 Plan is 5.7 million.

During the three months ended March 31, 2026, the Company granted 0.3 million RSUs under the 2025 Plan and recognized $1.5 million of stock-based compensation expense related to these RSUs. The weighted-average grant date fair value per share of RSUs granted during the period was $10.63. As of March 31, 2026, there were 0.3 million unvested RSUs outstanding under the 2025 Plan. Total unrecognized compensation expense related to unvested RSUs was $3.2 million as of March 31, 2026, which is expected to be recognized over a weighted average period of 2.7 years.

4.	Goodwill

The changes in the carrying value of goodwill were as follows:

(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Balance as of January 1, 2026	$-	$121,765	$434,347	$15,541	$571,653
Effect of exchange rate	-	(2,369)	-	-	(2,369)
Balance as of March 31, 2026	$-	$119,396	$434,347	$15,541	$569,284

Balance as of January 1, 2025	$-	$107,620	$434,347	$15,541	$557,508
Effect of exchange rate	-	4,514	-	-	4,514
Balance as of March 31, 2025	$-	$112,134	$434,347	$15,541	$562,022

The Company evaluates goodwill for impairment as of October 1 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its most recent annual goodwill impairment test as of October 1, 2025 and determined that no goodwill impairment existed. No triggering events were identified during the three months ended March 31, 2026 that would require an interim impairment assessment.

5.	Intangible Assets, Net

Intangible assets, net, consist primarily of intangible assets acquired through business combinations. During the three months ended March 31, 2026, the Company also capitalized $1.3 million related to a manufacturing license agreement that provides rights to intellectual property, technical data, and know-how used to manufacture and commercialize products. The agreement is recorded as a definite-lived intangible asset and is amortized on a straight-line basis over its five-year contractual term.

Intangible assets, net consisted of the following as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(In Thousands)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Carrying Value

Developed technology - definite lived	8.7	$100,045	$35,069	$64,976
Developed technology - indefinite lived	N/A	66	-	66
Tradenames - definite lived	3.1	1,926	1,225	701
Tradenames - indefinite lived	N/A	8,738	-	8,738
Customer relationships	3.1	20,285	14,159	6,126
Patents	6.2	586	358	228
Manufacturing license agreement	4.9	1,250	21	1,229
		$132,896	$50,832	$82,064

	As of December 31, 2025
(In Thousands)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Carrying Value

Developed technology – definite lived	8.9	$100,179	$33,136	$67,043
Developed technology – indefinite lived	N/A	66	-	66
Tradenames - definite lived	3.3	1,933	1,153	780
Tradenames - indefinite lived	N/A	8,738	-	8,738
Customer relationships	3.3	20,339	13,717	6,622
Patents	6.3	585	347	238
		$131,840	$48,353	$83,487

Amortization expense is reported on the condensed consolidated statements of operations line items as shown in the table below for the three months ended March 31:

(In Thousands)	2026	2025
Cost of revenue	$87	$107
Research and development	1,910	1,893
Sales and marketing	496	701
General and administrative	110	87
	$2,603	$2,788

Total estimated future amortization expense as of March 31, 2026 is as follows:

(In Thousands)	Amount
2026 (remaining)	$7,894
2027	10,307
2028	10,126
2029	8,648
2030	7,280
Thereafter	29,005
$73,260

6.	Inventory

Inventory consisted of the following as of March 31, 2026 and December 31, 2025:

(In Thousands)	March 31, 2026	December 31, 2025
Raw materials	$11,477	$7,052
Work in process	2,579	1,503
Finished goods	8,451	3,084
Total	$22,507	$11,639

Inventory increased by $10.9 million as of March 31, 2026 compared to December 31, 2025, primarily due to increased inventory levels in the Drones segment to support anticipated shipments during the remainder of 2026.

7.	Balance Sheet Details

Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025:

(In Thousands)	March 31, 2026	December 31, 2025
Prepaid insurance	$506	$835
Prepaid taxes	3,316	464
Value added tax	436	616
Vendor prepayments	4,226	4,984
Other	1,029	609
	$9,513	$7,508

Accrued expenses consisted of the following as of March 31, 2026 and December 31, 2025:

(In Thousands)	March 31, 2026	December 31, 2025
Accrued legal and professional fees	$995	$945
Payroll related expenses	5,180	5,026
Accrued warranty	217	299
Accrued taxes	386	385
Other accrued expenses	1,697	969
	$8,475	$7,624

8.	Commitments and Contingencies

Joint Venture Agreement

On November 13, 2025, AIRO Drone entered into a Joint Venture and Operating Agreement (the “JV Agreement”) with Nord Drone Group, LLC (“NDG”), a Ukrainian limited liability company, pursuant to which AIRO Drone and NDG will form AIRO Nord-Drone, LLC, a Delaware limited liability company (the “JV”). Pursuant to the terms of the JV Agreement, the JV will develop, manufacture, and commercialize unmanned aerial systems primarily designed for delivering munitions, targeting U.S., North Atlantic Treaty Organization (“NATO”), and Ukrainian defense markets. Each of the parties will contribute operational resources and capabilities to the JV. The Company will contribute business development, sales, manufacturing, engineering, and government certification resources, as well as manufacturing facilities in the United States, while NDG will contribute intellectual property, engineering data, operational resources, and manufacturing facilities in Ukraine. In addition, the Company will reimburse NDG for reasonable out-of-pocket costs incurred by NDG in obtaining NATO certification required by the JV Agreement, up to a maximum amount of $50,000 within 30 days of the closing of the JV.

Each party to the JV will receive 50% of the limited liability company interests of the JV. The JV will be governed by a five-member board of managers, with each party appointing two directors and the acting chairman of the Company’s board of directors serving as the fifth director and chairman of the JV.

The consummation of the JV is subject to various closing conditions, including executing certain ancillary agreements between the parties and the JV, including intellectual property license, manufacturing, and services agreements, and obtaining any regulatory approval required under applicable law or by any governmental authority. Unless revised, the JV Agreement (as amended) will terminate and the JV will not be consummated if closing does not occur on June 30, 2026.

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

Litigation

A civil action was filed against Old AGI, Inc. in the Circuit Court of Cook County, State of Illinois in February 2022 (the “2022 Lawsuit”). The claimant alleged that an agreement for certain services entered into in March 2020 was breached and resulted in damages to claimant. This case was dismissed on July 5, 2022. However, the court allowed the claimant to amend its complaint. On August 5, 2022, the claimant filed its amended complaint, and the Company filed its response on October 12, 2022. The parties have engaged in discovery and mandatory arbitration. The arbitration resulted in an award in favor of the Company, which was contested by the claimant. On December 19, 2024, the Circuit Court denied the Company’s motion for summary judgment. In February 2026, the Company and the claimant filed documents to request that the 2022 Lawsuit be dismissed in its entirety, and the matter was subsequently dismissed without prejudice.

Aside from the above matter, the Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Legal contingencies are subject to significant uncertainties and, therefore, determining the likelihood of a loss or the measurement of a loss can be complex. The Company will accrue losses that are both probable and reasonably estimable.

9.	Segment Information

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company’s chief operating decision maker has been identified as the chief executive officer. The Company periodically reevaluates its reportable and operating segments. The Company manages its business primarily based upon four operating segments: Avionics, Drones, Electric Air Mobility and Training. In accordance with the segment reporting accounting standard, the Company evaluated the economic similarity of its operating segments and determined that each of these operating segments represents a reportable segment.

●	Avionics: This segment develops, manufactures, and sells avionics and GPS sensors for general aviation (“GA”), unmanned aircraft systems (“UAS”) and eVTOL applications. The Company’s avionics products are focused on GA aftermarket, original equipment manufacturer (“OEM”) display, integration and connected panel solutions.

●	Drones: This segment offers direct operation of drones and drone systems, provision of drone-derived information, and the development of drone-optimized communication services. Additionally, it consists of development and commercialization of market leading mini unmanned aircraft systems (“mUAS”) for professional users, primarily in the defense and security markets. The mUAS includes internally developed software, hardware, and mechanical system components. Operations cover sourcing, manufacturing, assembly, quality assurance testing activities and logistics.

●	Electric Air Mobility: This segment is designing and developing dual-use electric and hybrid-electric compound rotorcraft aircraft, with a near-term focus on cargo-configured and multi-role autonomous platforms supporting middle-mile logistics, tactical resupply, emergency medical delivery, law enforcement, intelligence, surveillance and reconnaissance (“ISR”), and other commercial and government missions.

●	Training: This segment provides and operates military aircraft for U.S. military services and Department of War (“DoW”) (formerly referred to as the U.S. Department of Defense) contractors. Segment revenues are earned from (1) flying training missions as part of armed forces training groups, and (2) providing aircraft and support services to DoW contractors.

The Company evaluates the performance of its reportable segments based on the net income (loss) for each reporting segment. Presented below are reconciliations of the reportable segment total revenues to the condensed consolidated revenues and the reportable segment total net income (loss) to the condensed consolidated net loss for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Revenue	$1,705	$6,532	$-	$664	$8,901
Cost of revenue	1,271	4,603	-	662	6,536
Gross profit	434	1,929	-	2	2,365
Research and development	708	3,803	2,193	-	6,704
Sales and marketing	284	1,192	-	496	1,972
General and administrative	723	4,101	370	1,003	6,197
Interest expense	-	2	-	14	16
Interest income	-	(64)	-	-	(64)
Other expense (income), net	-	19	(6)	72	85
Income tax benefit	-	(1,645)	-	-	(1,645)
Segment loss	$(1,281)	$(5,479)	$(2,557)	$(1,583)	(10,900)
Unallocated amounts:
Corporate expenses					4,650
Interest income, net					(328)
Other expense, net					231
Net loss					$(15,453)

	Three months ended March 31, 2025
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Revenue	$2,249	$8,483	$-	$1,063	$11,795
Cost of revenue	1,192	2,654	-	1,016	4,862
Gross profit	1,057	5,829	-	47	6,933
Research and development	245	1,546	1,875	-	3,666
Sales and marketing	274	663	-	496	1,433
General and administrative	407	2,262	277	757	3,703
Interest expense	16	108	-	67	191
Interest income	-	(88)	-	-	(88)
Other expense (income), net	1	(84)	(1,783)	(802)	(2,668)
Income tax expense	-	287	-	-	287
Segment income (loss)	$114	$1,135	$(369)	$(471)	409
Unallocated amounts:
Corporate expenses					1,212
Interest expense, net					1,164
Other expense, net					6
Net loss					$(1,973)

The following table presents revenue by geographic area for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$1,011	$1	$-	$664	$1,676
Europe	538	6,263	-	-	6,801
Other	156	268	-	-	424
	$1,705	$6,532	$-	$664	$8,901

	Three months ended March 31, 2025
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$1,394	$32	$-	$1,063	$2,489
Europe	497	8,451	-	-	8,948
Other	358	-	-	-	358
	$2,249	$8,483	$-	$1,063	$11,795

The following table presents revenue by products and services for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Products	$1,693	$5,576	$-	$-	$7,269
Services	12	956	-	664	1,632
	$1,705	$6,532	$-	$664	$8,901

	Three months ended March 31, 2025
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Products	$2,242	$6,678	$-	$-	$8,920
Services	7	1,805	-	1,063	2,875
	$2,249	$8,483	$-	$1,063	$11,795

The following table presents capital expenditures, depreciation and amortization, stock-based compensation and contingent consideration fair value adjustments for the three months ended March 31, 2026 and 2025:

	Three months ended March 31, 2026
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total (1)
Depreciation and amortization	$128	$523	$1,700	$758	$3,109
Stock-based compensation	2	1,237	11	2	1,252
Capital expenditures	131	597	-	1,004	1,732

(1)	The totals above exclude corporate amounts, including $0.02 million of depreciation and amortization, $0.3 million of stock-based compensation, and $0.3 million of capital expenditures.

	Three months ended March 31, 2025
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Depreciation and amortization	$123	$508	$1,700	$807	$3,138
Stock-based compensation	-	-	125	-	125
Contingent consideration fair value adjustments	-	(135)	(1,800)	(803)	(2,738)
Capital expenditures	-	345	-	-	345

The following table presents tangible long-lived assets by geographic area as of March 31, 2026 and December 31, 2025:

	March 31, 2026
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Corporate	Total
United States	$644	$-	$3	$5,979	$91	$6,717
Europe	-	3,200	-	-	-	3,200
	$644	$3,200	$3	$5,979	$91	$9,917

	December 31, 2025
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Corporate	Total
United States	$544	$-	$3	$5,484	$-	$6,031
Europe	-	2,955	-	-	-	2,955
	$544	$2,955	$3	$5,484	$-	$8,986

Total segment assets reconciled to condensed consolidated amounts are as follows as of March 31, 2026 and December 31, 2025:

	Total Segment assets
(In Thousands)	Avionics	Drones	Electric Air Mobility	Training	Corporate	Total
March 31, 2026	$4,030	$174,911	$504,844	$29,204	$46,126	$759,115
December 31, 2025	$3,795	$178,064	$506,214	$30,387	$55,679	$774,139

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

Drones

Because it contracts with the DoW and other agencies of the U.S. government—and, for certain of those contracts, requires access to classified information—the Company’s Drones segment is subject to extensive federal statutes and regulations, including the Federal Acquisition Regulation, the Defense Federal Acquisition Regulation Supplement, the Truthful Cost and Pricing statute, the Foreign Corrupt Practices Act, the False Claims Act, and the regulations implementing the National Industrial Security Program Operating Manual (“NISPOM”). The NISPOM regulations establish the security requirements applicable to classified contracts and programs, facility security clearances, and personnel security clearances. The federal government audits and reviews contractors’ performance on contracts, pricing practices, cost accounting systems and practices, and compliance with applicable laws, regulations and standards. Like most government contractors, the Drones segment’s contracts are audited and reviewed regularly by federal agencies, including the Defense Counterintelligence and Security Agency, the Defense Contract Management Agency and the Defense Contract Audit Agency.

In addition, the Drones segment is subject to industry-specific regulations due to the nature of the products and services it provides. For example, certain aspects of its business are subject to further regulation by additional U.S. government authorities, including: (i) the Federal Aviation Administration (“FAA”), which regulates airspace for all aircraft in the U.S. National Airspace System; (ii) the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless communications upon which its UAS depend in the U.S. and also regulate any device that emits radiofrequency emissions as a result of its operations; (iii) the Directorate of Defense Trade Controls of the U.S. Department of State, which administers the International Traffic in Arms Regulations that regulate the export of controlled technical data, defense articles and defense services and (iv) the Bureau of Industry and Security of the U.S. Department of Commerce, which regulates matters relating to U.S. national security and technology.

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

In the near-term, the efforts of the Electric Air Mobility segment will focus on cargo logistics, ISR, remote operations, and other commercial and government applications, including obtaining FAA certification and advancing the development and commercialization of autonomous cargo and multi-role eVTOL platforms. The segment is currently focused on autonomous aircraft platforms, including the JC250 and JX250 variants, designed to support middle-mile logistics, tactical resupply, ISR, emergency medical delivery, law enforcement, and related missions. Passenger applications may represent a longer-term opportunity. Its aircraft will be required to comply with regulations governing aircraft design, production, and airworthiness, and its operations will be required to comply with regulations governing, among other things, operational safety and citizenship. In the United States, this primarily includes regulations put forth by the FAA and the Department of Transportation. Outside the United States, similar requirements are generally administered by the national civil aviation and transportation authorities of each country.

Avionics

Aspen Avionics designs and manufactures equipment under worldwide aviation regulatory agency approvals. These include but are not limited to FAA, EASA, Transport Canada Civil Aviation, and National Civil Aviation Agency of Brazil regulations. These govern the design, test, certification, installation, and manufacturing of Aspen’s equipment.

The FAA regulates the manufacture, repair and operation of all aircraft and aircraft parts operated in the United States. Its regulations are designed to ensure that all aircraft and aviation equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance are required prior to installation of a part on an aircraft. Aircraft operators must maintain logs concerning the utilization and condition of aircraft engines, life-limited engine parts and airframes. In addition, the FAA requires that various maintenance routines be performed on aircraft engines, some engine parts, and airframes at regular intervals based on cycles or flight time. Engine maintenance must also be performed upon the occurrence of certain events, such as foreign object damage in an aircraft engine or the replacement of life-limited engine parts. Such maintenance usually requires that an aircraft engine be taken out of service. Aspen Avionics’ operations may in the future be subject to new and more stringent regulatory requirements. In that regard, Aspen Avionics closely monitors the FAA and industry trade groups to understand how potential future regulations might impact it. The Company’s businesses that sell defense products directly to the U.S. government or for use in systems delivered to the U.S. government can be subject to various laws and regulations that govern pricing and other factors.

10.	Revenue

The Company generates revenue from (i) product sales, including avionics, Global Navigation Satellite System (“GNSS”) technologies, and mUAS/commercial drones; (ii) services, including training, support, and drone services; (iii) research and development (“R&D”) contracts; and (iv) sales-based royalties.

Product revenue is recognized at a point in time upon shipment or delivery when control transfers to the customer. Service revenue, including support, training, and drone services, is recognized over time as services are performed, generally on a straight-line basis over the service period. Extended warranties are service-type warranties and are recognized over the contractual term, typically two to three years. Revenue from R&D contracts is recognized over time using an input method based on costs incurred relative to total estimated costs. Sales-based royalties are recognized at a point in time as underlying sales occur.

The following table summarizes revenue recognized at a point in time and over time for the three months ended March 31, 2026 and 2025:

	Three Months ended March 31,
(In Thousands)	2026	2025
Point in time	$7,932	$9,993
Over time	969	1,802
	$8,901	$11,795

Contract liabilities as of March 31, 2026 and December 31, 2025 were $3.6 million and $4.5 million, respectively. The majority of contract liabilities are expected to be recognized as revenue during 2026. The Company had no significant contract assets as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026, the Company recognized $1.0 million in revenue previously included in contract liabilities as of December 31, 2025.

Revenue is also disaggregated by segment and geography. See Note 9. Segment Information.

11.	Related Party Transactions

Related party transactions include the following:

●	Aspen Avionics has a Commercialization Agreement with Centro Italiano Richerche Aerospaziali S.c.p.A (“CIRA”), a stockholder of Aspen Avionics, whereby CIRA licensed certain technology to Aspen Avionics. As consideration for the license, CIRA will receive a royalty based on each unit sold by Aspen Avionics. In March 2020, Aspen Avionics entered into an agreement with CIRA to settle unpaid royalty amounts due under a development agreement. The Company owed $0.6 million to CIRA as of March 31, 2026 and December 31, 2025.

●	Aspen Avionics owed $0.4 million to Accord Global, a stockholder, as of March 31, 2025, which was fully settled during the year ended December 31, 2025. Sales to Accord Global were zero and $0.4 million during the three months ended March 31, 2026 and 2025, respectively. There were no amounts due from Accord Global as of March 31, 2026 or December 31, 2025.

●	As of December 31, 2025, Coastal Defense had net receivables of $0.4 million due from Failor Services, Inc. (“Failor”), which is owned by a stockholder of the Company, included in “Related party receivables” on the condensed consolidated balance sheets. This balance was fully settled during the three months ended March 31, 2026, with no amounts outstanding as of that date. No purchases were made from Failor during the three months ended March 31, 2026 or 2025. Coastal Defense also pays for certain expenses on Failor’s behalf, which are reimbursable.

●	Coastal Defense entered into unsecured due on demand notes with two stockholders (the “Stockholder Notes”). Interest is charged at 7.00% per year. As of March 31, 2026 and December 31, 2025, the total outstanding balance of the Stockholder Notes was $1.0 million and $1.1 million, respectively.

During 2025, the Company engaged in settlement discussions with one counterparty, Jeffrey F. Parker as executor of the estate of Kenneth Parker, and received a proposed settlement pursuant to which the Company is expected to pay the counterparty $1.0 million in full satisfaction of the obligations. The proposed settlement reflects a comprehensive resolution that includes offsets for amounts owed by Failor and Coastal Restaurant Group (“CRG”) to Coastal Defense. As of December 31, 2025, Coastal Defense’s recorded balances relating to these items were as follows: (i) amount due to Jeffrey F. Parker related to the Stockholder Notes of $1.0 million, (ii) amount due from Failor of $0.4 million, and (iii) an immaterial amount due from CRG, resulting in a net amount due of $0.6 million. The proposed settlement payment of $1.0 million exceeds the net recorded balance by $0.4 million, which was accrued at December 31, 2025 and included in “Related party payables” on the condensed consolidated balance sheets.

In January 2026, the Company made a payment of $0.1 million to one of the stockholders. In March 2026, the Company finalized the settlement with Jeffrey F. Parker. The remaining $1.0 million was paid in April 2026.

●	Coastal Defense uses West Run LLC (“West Run”) as a subcontractor for its military exercises. West Run is owned by both a Coastal Defense employee and a shareholder of the Company and the wife of Coastal Defense’s former President. The Company owed $0.2 million to West Run as of March 31, 2026 and December 31, 2025, respectively.

●

Edvard Per Erik Svehag, a member of the Company’s Board of Directors, is a director of Dangroup ApS (“Dangroup”) and indirectly beneficially owns approximately 60% of Dangroup. Dangroup was also a former shareholder of Sky-Watch, which the Company acquired in March 2022.

On June 28, 2024, the Company signed an Incentive Agreement whereby the Company will pay Dangroup 20% of Sky-Watch’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an incentive bonus for their continued involvement in Sky-Watch’s governance, management and/or other operations commencing on January 1, 2025 for an initial term of five years.

On June 28, 2024, the Company signed a Consulting Agreement whereby the Company will pay a Mr. Svehag 2.5% of Sky-Watch’s EBITDA as a consulting fee for his assistance with branding and rolling out products and services into new and additional markets commencing on January 1, 2024. In February 2026, the Company hired Mr. Svehag as an employee and terminated the Consulting Agreement. The amounts owed under this agreement are included in “Accrued expenses” on the condensed consolidated balance sheet as of March 31, 2026 but were included in “Related party payables” on the condensed consolidated balance sheet as of December 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company recorded $0.6 million and $0.5 million of expense, respectively, within general and administrative expense related to these agreements.

12.	Subsequent Events

In April 2026, the Company paid the remaining $1.0 million to Jeffrey F. Parker, which fully settled the Stockholder Notes as described in Note 11.

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

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements. The following factors, among others, may cause actual results to differ materially from those expressed or implied in our forward-looking statements:

●	our dependence on a limited number of customers for most of our revenue;

●	our lack of long-term commitments from our customers;

●	our ability to successfully integrate the businesses and personnel of acquired companies, including AIRO Drone, LLC (“AIRO Drone”), Agile Defense, LLC (“Agile Defense”), Coastal Defense, Inc. (“Coastal Defense”), Jaunt Air Mobility, LLC (“Jaunt”), Sky-Watch A/S (“Sky-Watch”) and Aspen Avionics, Inc. (“Aspen Avionics”), and our ability to realize the anticipated synergies and benefits of such acquisitions;

●	our ability to keep pace with technological advances and our dependence on advances in technology by other companies, many of which have substantially greater resources than we do;

●	our ability to acquire additional aircraft to support our Training segment on acceptable terms or at all;

●	the impact that our customers may experience from service failures or interruptions due to defects in the software, infrastructure, components or engineering system that comprise our products and services, or due to errors in product installation;

●	our dependence on the continuing efforts of our key personnel and on our ability to attract and retain highly skilled personnel and senior management;

●	we have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our condensed consolidated financial statements;

●	our failure to comply with applicable government regulations;

●	any disruptions or threatened disruptions to our relationships with our distributors, suppliers, customers and employees, including shortages in components for our products;

●	our sales to the U.S. government, particularly to agencies of the DoW, and a decline in government budgets, funding, changes in spending or budgetary priorities, or delays in contract awards;

●	budget uncertainty, the risk of future budget cuts, the impact of continuing resolution funding mechanisms, the debt ceiling and government shutdowns, and changing funding and acquisition priorities;

●	changes in the supply, demand and/or prices for our products and services and our ability to perform under existing contracts and obtain new contracts;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

●	our ability to respond and adapt to changes in economic, capital market, and political conditions in the U.S. and globally, such as from the global sanctions and export controls with respect to Russia, and any changes therein, and including changes related to financial market conditions, banking industry disruptions, fluctuations in commodity prices or supply (including energy supply), inflation, interest rates and foreign currency exchange rates, disruptions in global supply chain and labor markets, and geopolitical risks, including in the Middle East and Ukraine;

●	our failure to develop new products or integrate new technology into current products;

●	unfavorable results in legal proceedings;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

●	our expectations regarding the period during which we will qualify as an emerging growth company and smaller reporting company.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read the section titled “Risk Factors” included in our Annual Report on Form 10-K for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. As a result of these factors, we cannot assure you that the forward-looking statements in this Quarterly Report on Form 10-Q will prove to be accurate. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial condition and results of operations as of and for the three months ended March 31, 2026. This analysis should be read in conjunction with the audited consolidated financial statements as of December 31, 2025 and 2024 and for each of the two years then ended, together with the related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All references to “we”, “us”, “our”, and the “Company” refer to AIRO Group Holdings, Inc.

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

Drones. The Drones segment develops, manufactures, and sells drones and will provide drone services, such as DaaS, for military and commercial end users. Our military drones are sold through our Sky-Watch brand, which is a key supplier to European NATO countries. A critical point of differentiation lies in our drones’ ability to perform in a GPS-denied environment, which is a technology application relevant for both military and commercial end markets. The segment’s portfolio includes the RQ-35 platform and the recently introduced next-generation RQ-70 ISR platform, which is designed to support expanded operational capabilities, including longer flight range, higher payload capacity, upgraded sensor options, and enhanced autonomous mission operations.

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

Training. The Training segment currently provides military pilot training. We offer professional training and consulting services to the U.S. military, select NATO countries, and other U.S. allies under our Coastal Defense brand. These offerings include adversary air, close air support, ISR, aircraft leasing, pilot training, ground liaison services, and Joint Terminal Attack Controller training, as well as full joint theatre ISR and simulated ground strike training. We work closely with special military forces such as SEAL teams, the U.S. Naval Air Warfare Center, and United States Air Force Air Combat Command, and are a mandated recipient on a $5.7 billion DoW Indefinite Delivery Indefinite Quantity (“IDIQ”) Contract and a $1.9 million IDIQ Contract. Our personnel’s top security clearances and established relationships at the Pentagon provide us with a differentiated ability to bid on mandates. The Company is evaluating the strategic fit and long-term role of its Training segment. The Training segment remains a valuable asset with significant long-term opportunity, but the segment is capital-intensive and often requires meaningful ongoing investment.

Electric Air Mobility. The Electric Air Mobility segment, operated through our Jaunt brand, is developing dual-use electric and hybrid-electric compound rotorcraft aircraft. Our near-term focus is on cargo-configured and multi-role autonomous aircraft platforms, including the JC250 and JX250 variants, designed to support middle-mile logistics, tactical resupply, emergency medical delivery, law enforcement, ISR, and other commercial and government missions. The JC250 is designed as an autonomous cargo drone platform for logistics missions, while the JX250 is designed as a variant platform for ISR and logistics applications. These platforms are being designed to support extended operational range, payload flexibility, and autonomous mission capabilities for commercial and government use cases. We plan to pursue certification of our aircraft under existing CAR 529 Transport Category Rotorcraft standards. Our aircraft integrate characteristics of both rotary- and fixed-wing platforms through our patented compound rotorcraft configuration, which has accumulated over 300 piloted flight hours across multiple Jaunt demonstrator aircraft. We are evaluating both fully electric and hybrid-electric propulsion architectures to support varying mission requirements, including extended range and increased operational flexibility. We believe this compound rotorcraft architecture, combined with electric and hybrid-electric propulsion strategies, provides favorable range, payload capacity, and mission adaptability relative to conventional rotorcraft and certain eVTOL configurations. Upon certification, we expect our cargo-configured aircraft to serve as the initial foundation of our commercialization efforts.

Key Factors Affecting Our Performance

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors, including the following.

Customer Concentration and Drone Segment Revenue Concentration

We believe that our operating results for the foreseeable future will continue to depend to a significant extent on sales attributable to certain end customers with such concentration primarily attributable to our Drones segment.

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

Global Supply Chain

We are dependent on a global supply chain and, in recent years, have experienced supply chain disruptions that resulted in delays and increased costs which adversely affected our performance. These disruptions impacted our ability to procure raw materials, microelectronics, and certain commodities on a timely basis and/or at expected prices, and have been driven by supply chain constraints and macroeconomic conditions, including inflation and labor market shortages. Current geopolitical conditions, including conflicts and other causes of strained intercountry relations, as well as sanctions and other trade restrictions, continue to contribute to these issues. Furthermore, our suppliers and subcontractors have been affected by these same factors. We also experience periodic shortages of electronic and mechanical parts. Management continues to proactively manage the supply and transportation of parts during regular sales inventory and operations meetings. This proactive planning is an integral part of our normal operations and has allowed us to anticipate potential shortages and introduce redundancy along our supply chain. These mitigation efforts have not introduced new material risks related to product quality, reliability or regulatory approval of products. We continue to monitor the condition of our supply chain and evaluate our procurement strategy to reduce any negative impact on our business, financial condition, and results of operations. We have implemented actions and programs designed to mitigate the impacts of supply chain disruptions, but anticipate that we and others in our industry will continue to face such challenges for the foreseeable future. The supply chain disruptions discussed above did not materially impact our outlook, business goals, results of operations or capital resources during 2025 or the first three months of 2026.

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

Development of the Electric Air Mobility Market

Our future revenue for our Electric Air Mobility segment will be tied to the continued development of autonomous cargo and logistics operations and short distance aerial transportation. While we believe the global market for electric air mobility will be large, it remains undeveloped and there is no guarantee of future demand. Our current focus is on the development and commercialization of autonomous cargo and multi-role eVTOL platforms for logistics, ISR, defense, government, and related commercial applications. We anticipate receiving certification of our 33% downscaled cargo eVTOL under drone rules as early as 2027. Our business will require significant investment leading up to launching these services, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, operator training, infrastructure, and commercialization. We benefit from supplier cost sharing, whereby our suppliers have agreed to defer their non-recurring engineering costs until commercialization, which has reduced our initial funding requirements prior to commercialization.

Key Components of Results of Operations

Revenue

Revenue consists primarily of product sales, fees for consulting services, licensing revenue, warranty sales, and after sale services. A majority of our revenue is derived from the Drones segment. To date, our Electric Air Mobility segment has not generated material revenue.

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

Other Income (Expense)

Interest Expense, Net

Interest expense, net consists primarily of the interest expense from borrowings relating to third-party and related party notes, net of interest income earned on cash deposits.

Other Income (Expense), Net

Other income (expense), net includes changes in fair value on contingent consideration obligations and other liabilities, the impact from debt and other liability settlements, and foreign currency exchange adjustments based on the terms of payments related to an earnout obligation.

Income Tax Benefit (Expense)

Income tax benefit (expense) primarily consists of income taxes in certain foreign jurisdictions in which we conduct business.

Non-GAAP Financial Measures

To supplement our condensed consolidated financial statements prepared and presented in accordance with GAAP, we use EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, as described below, to facilitate analysis of our financial and business trends and for internal planning and forecasting purposes.

We define (1) EBITDA as net loss before interest (income) expense, income tax (benefit) expense, and depreciation and amortization, (2) Adjusted EBITDA as net loss before interest (income) expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation, and contingent consideration fair value adjustments, and (3) Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. The above items are excluded from our Adjusted EBITDA measure because these items are either non-cash in nature, or because the amount and timing of these items is unpredictable, or because they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as provides a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Net loss	$(15,453)	$(1,973)
Depreciation and amortization	3,130	3,138
Income tax (benefit) expense	(1,645)	287
Interest (income) expense, net	(376)	1,267
EBITDA	(14,344)	2,719
Stock-based compensation	1,502	125
Contingent consideration fair value adjustments	-	(2,738)
Adjusted EBITDA	$(12,842)	$106

Net loss margin	(173.6)%	(16.7)%
Adjusted EBITDA Margin	N.m.	0.9%

N.m. – Not meaningful

Results of Operations

Three Months Ended March 31, 2026 and 2025

The following table shows our consolidated financial results for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,		Period over period change
(in thousands, except percentages)	2026	2025	$	%
Revenue	$8,901	$11,795	$(2,894)	(24.5)%
Cost of revenue	6,536	4,862	1,674	34.4%
Gross profit	2,365	6,933	(4,568)	(65.9)%
Operating expenses:
Research and development	6,704	3,666	3,038	82.9%
Sales and marketing	1,977	1,433	544	38.0%
General and administrative	10,842	4,915	5,927	120.6%
Total operating expenses	19,523	10,014	9,509	95.0%
Loss from operations	(17,158)	(3,081)	(14,077)	(456.9)%
Other income (expense):
Interest income (expense)	376	(1,267)	1,643	129.7%
Other (expense) income, net	(316)	2,662	(2,978)	(111.9)%
Total other income	60	1,395	(1,335)	(95.7)%
Net loss before income tax benefit (expense)	(17,098)	(1,686)	(15,412)	(914.1)%
Income tax benefit (expense)	1,645	(287)	1,932	673.2%
Net loss	$(15,453)	$(1,973)	$(13,480)	(683.2)%

Revenue

For the three months ended March 31, 2026 compared to the same period in 2025, revenue decreased by $2.9 million, driven by a $2.0 million decrease in the Drones segment, a $0.5 million decrease in the Avionics segment, and a $0.4 million decrease in the Training segment. The decrease in the Drones segment was primarily attributable to lower order volume during the period. The decrease in the Avionics segment reflects the impact of a facility relocation, with sales activity improving toward the end of the quarter. The decrease in the Training segment reflects lower sales during the period.

Cost of Revenue

For the three months ended March 31, 2026 compared to the same period in 2025, cost of revenue increased by $1.7 million, primarily due to an increase of $1.9 million and $0.1 million within the Drones and Avionics segments, respectively, partially offset by a $0.4 million decrease in the Training segment. Gross margin was 26.6% during the three months ended March 31, 2026 compared to 58.8% during the same period in 2025. The decline in gross margin was primarily driven by a 39.2% decrease in the Drones segment, reflecting lower order volume, production timing, and an atypical sales mix during the quarter, with fewer new drone system sales and a higher concentration of lower-margin upgrades, modifications, and support-related orders. Gross margin in the Avionics segment decreased by 21.5% due to a temporary disruption from a facility relocation and lower sales volume. The Training segment margin also decreased by 4.2% due to lower sales.

Operating Expenses

Research and Development

For the three months ended March 31, 2026 compared to the same period in 2025, R&D expense increased by $3.0 million primarily due to a $2.3 million increase in the Drones segment, a $0.5 million increase in the Avionics segment, and a $0.3 million increase in the Electric Air Mobility segment. The increase in the Drones segment was primarily driven by higher personnel and consulting costs related to ongoing strategic and development initiatives. The increase in the Avionics segment reflects targeted investments within the platform, while the increase in the Electric Air Mobility segment was primarily due to higher personnel costs supporting development programs.

Sales and Marketing

For the three months ended March 31, 2026 compared to the same period in 2025, sales and marketing expense increased by $0.5 million, primarily due to higher personnel costs within the Drones segment.

General and Administrative

For the three months ended March 31, 2026 compared to the same period in 2025, general and administrative expense increased by $5.9 million, primarily driven by a $3.4 million increase in corporate expenses, including a $2.3 million increase in compensation expense, a $0.3 million increase in insurance, a $0.4 million increase in professional fees, a $0.2 million increase in lease expense, and a $0.2 million increase in other corporate overhead. The remaining increase reflects higher expenses across our operating segments, including a $1.8 million increase in the Drones segment, a $0.3 million increase in the Avionics segment, a $0.2 million increase in the Training segment, and a $0.1 million increase in the Electric Air Mobility segment. The increase in the Drones segment was primarily due to higher equity-based compensation, personnel, and operating costs, while the increases in the Avionics, Training, and Electric Air Mobility segments were primarily attributable to higher personnel and operating costs.

Other Income

Interest Expense, Net

For the three months ended March 31, 2026, net interest income was $0.4 million, compared to net interest expense of $1.3 million for the three months ended March 31, 2025. The 2025 amount included both cash and non-cash interest expense related to loan agreements with Libertas Funding, LLC (“Libertas”) and WebBank.

Other Income (Expense), Net

For the three months ended March 31, 2026, other expense was $0.3 million, compared to other income of $2.7 million for the three months ended March 31, 2025. The 2025 amount included a $1.8 million decrease in the fair value of the Company’s contingent obligation originating from the Jaunt acquisition, and a $0.9 million decrease in the fair value of contingent promissory notes with certain acquired companies, including Agile Defense, Coastal Defense, and AIRO Drone.

Income Tax Expense

For the three months ended March 31, 2026, our income tax benefit was $1.6 million as compared to $0.3 million of income tax expense for the three months ended March 31, 2025. The income tax benefit for 2026 was primarily attributable to a pre-tax loss at Sky-Watch, whereas the 2025 tax expense was primarily attributable to pre-tax income.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and restricted cash of $54.4 million, of which $0.2 million was either restricted or was designated exclusively for Sky-Watch operations, and working capital of $62.5 million.

Based on our current operating plan and available liquidity, management believes that the Company has sufficient cash and resources to meet its obligations and continue its operations for at least the next 12 months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

Dangroup Incentive Agreement

Edvard Per Erik Svehag, a member of our Board of Directors, is a director of Dangroup ApS (“Dangroup”) and indirectly beneficially owns approximately 60% of Dangroup. In June 2024, we entered into an Incentive Agreement with Dangroup (the “Dangroup Incentive Agreement”), whereby we agreed to pay Dangroup 20% of Sky-Watch’s EBITDA as an incentive bonus for its continued involvement in Sky-Watch’s governance, management and/or other operations, commencing on January 1, 2025 for an initial term of five years, which shall renew upon mutual agreement of the parties. In December 2024, we amended the Dangroup Incentive Agreement, in addition to the incentive bonus described above, whereby we agreed to transfer to Dangroup shares of our common stock immediately prior to the completion of the IPO such that Dangroup’s ownership was increased to 5% of our capital stock on a fully diluted basis. During the year ended December 31, 2025, we issued 0.5 million shares of our common stock to Dangroup in satisfaction of this agreement. During the three months ended March 31, 2026 and 2025, the Company recorded $0.5 million of expense within general and administrative expense related to the agreement.

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(In Thousands)	2026	2025
Net cash used in operating activities	$(17,404)	$(9,753)
Net cash used in investing activities	(2,073)	(345)
Net cash (used in) provided by financing activities	(640)	1,841

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $17.4 million, primarily due to a $15.5 million net loss and a $11.1 million increase in inventory. These uses were partially offset by non-cash expenses, including $3.1 million of depreciation and amortization and $1.5 million of stock-based compensation, as well as working capital changes, including a $4.1 million decrease in accounts receivable and a $5.1 million increase in accounts payable, accrued expenses and other long-term liabilities, partially offset by a $2.1 million increase in prepaid expenses and other assets and a $2.1 million decrease in related party payables.

Net cash used in operations for the three months ended March 31, 2025 totaled $9.8 million, and was primarily due to a net loss of $2.0 million and working capital adjustments, including an increase in prepaid expenses and other assets of $5.8 million and an increase in inventory of $3.7 million, as well as a decrease in deferred revenue of $6.3 million and a decrease in accounts payable, accrued expenses and other long-term liabilities of $1.7 million, partially offset by a decrease in accounts receivable of $8.2 million. These were partially offset by non-cash adjustments totaling $1.2 million, including depreciation and amortization of $3.1 million, change in fair value of contingent consideration of $2.7 million, non-cash interest of $0.6 million, and stock-based compensation of $0.1 million.

Net Cash Used in Investing Activities

Cash of $2.1 million and $0.3 million was used in investing activities during the three months ended March 31, 2026 and 2025, respectively, to purchase property and equipment and intangible assets.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities during the three months ended March 31, 2026 was $0.6 million due to repayments on third party borrowings and related party borrowings. Net cash provided by financing activities during the three months ended March 31, 2025 was $1.8 million primarily due to $3.5 million of proceeds from the Libertas loans and $0.2 million of related party borrowings proceeds that were partially offset by $1.7 million of debt repayments including $1.1 million to Libertas, $0.4 million to WebBank and $0.2 million to First Citizens Community Bank.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These policies relate to revenue recognition, goodwill impairment, inventory, income taxes, impairment of indefinite-lived and long-lived assets, and stock-based compensation. We have other important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. Management bases its estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Despite our intention to establish accurate estimates and assumptions, actual results may differ from these estimates under different assumptions or conditions. During the three months ended March 31, 2026, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that may have an impact on our consolidated financial statements is included in Note 1 to condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, and based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Background and Remediation of Material Weaknesses

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2025 and 2024, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. In 2024, we identified material weaknesses due to ineffective and information and communication controls, resulting in lack of timely identification and accounting for certain key debt and other agreements. Since fiscal year 2023, there have been misstatements that, individually and in the aggregate, were material to the consolidated financial statements that were identified due to deficiencies related to technical accounting. More specifically, the review controls over the transactions that gave rise to these misstatements lacked sufficient precision and the Company lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Due to the delays we experienced in securing funding during 2024 and 2025, we were not able to hire and train sufficient staff to remediate the previously identified material weaknesses in our internal control over financial reporting. As such, these material weaknesses were not remediated and continued to be present as of March 31, 2026.

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

While we believe these actions represent important steps toward remediation, the material weaknesses will not be considered remediated until the applicable controls are designed, implemented, and operate effectively for a sufficient period of time and management has concluded, through testing, that they are operating effectively. We can provide no assurance that the measures described above will fully remediate the identified material weaknesses. We also may incur significant costs to execute various aspects of our remediation plan.

Changes in Internal Control over Financial Reporting

Except for the material weakness remediation efforts described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the aerospace and defense industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026. The risks and uncertainties disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the first quarter of 2026, there were no material changes to our previously disclosed risk factors.

These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report. Because of such risk factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 5. OTHER INFORMATION

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

* The information in Exhibit 32.1 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AIRO GROUP HOLDINGS, INC.

By:	/s/ Captain Joseph D. Burns
Captain Joseph D. Burns
Chief Executive Officer

By:	/s/ Dr. Mariya Pylypiv
Dr. Mariya Pylypiv
Chief Financial Officer

Dated: May 14, 2026

