Form 10-Q
period 2026-09-30
AIRO Group Holdings, Inc.
filed 2026-11-12
CIK 1927958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORm 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-42600

AIRO Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	88-0812695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8444 Westpark Drive, Suite 840 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (505) 338-2434

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.000001 per share	AIRO	The NASDAQ Stock Market LLC
Title of each class	Trading Symbol	Name of each exchange on which registered

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

As of November 6, 2026, there were 31,857,420 shares of the registrant’s common stock, $0.000001 par value, outstanding.

AIRO GROUP HOLDINGS, INC

Item 1. Financial Statements

AIRO Group Holdings, Inc.

Condensed Consolidated Balance Sheets

unaudited

(Amounts in thousands, except par value amounts)	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$37,818	$74,358
Restricted cash	-	193
Accounts receivable, net	16,572	12,385
Related party receivables	-	393
Inventory	18,368	11,639
Prepaid expenses and other current assets	7,323	7,508
Total current assets	80,081	106,476
Property and equipment, net	13,662	8,986
Right-of-use operating lease assets	3,543	3,278
Goodwill	567,447	571,653
Intangible assets, net	76,765	83,487
Other assets	209	259
Total assets	$741,707	$774,139

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,991	$6,599
Related party payables	3,513	8,892
Accrued expenses	7,507	7,624
Operating lease liabilities, current	1,051	902
Deferred revenue	6,119	4,497
Related party borrowings	5	1,161
Current maturities of debt	1,166	1,190
Total current liabilities	29,352	30,865
Long-term debt, net of current maturities	-	500
Deferred tax liability	1,069	1,046
Long-term deferred revenue	11	8
Operating lease liabilities, noncurrent	2,584	2,478
Other long-term liabilities	800	50
Total liabilities	33,816	34,947

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.000001 par value; 1,000,000 shares authorized; 33,075 issued and 31,857 outstanding as of September 30, 2026 and 32,594 issued and 31,376 outstanding as of December 31, 2025	-	-
Additional paid-in capital	966,940	963,022
Treasury shares, 1,218 shares as of September 30, 2026 and December 31, 2025	(21,220)	(21,220)
Accumulated other comprehensive income	2,172	7,947
Accumulated deficit	(240,001)	(210,557)
Total stockholders’ equity	707,891	739,192
Total liabilities and stockholders’ equity	$741,707	$774,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRO Group Holdings, Inc.

Condensed Consolidated Statements of Operations

unaudited

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Revenue	$17,510	$6,284	$69,591	$42,629
Cost of revenue	7,616	3,494	29,645	17,872
Gross profit	9,894	2,790	39,946	24,757

Operating expenses:
Research and development	7,925	4,124	22,205	11,891
Sales and marketing	3,687	1,603	8,019	4,794
General and administrative	11,415	9,043	38,359	42,822
Total operating expenses	23,027	14,770	68,583	59,507
Loss from operations	(13,133)	(11,980)	(28,637)	(34,750)
Other income, net:
Interest income (expense), net	128	79	712	(9,198)
Gain on extinguishment of debt, net	-	-	-	15,559
Other income, net	987	3,325	877	26,055
Total other income, net	1,115	3,404	1,589	32,416
Loss before income tax benefit (expense)	(12,018)	(8,576)	(27,048)	(2,334)
Income tax benefit (expense)	21	613	(2,396)	(1,731)
Net loss	$(11,997)	$(7,963)	$(29,444)	$(4,065)

Net loss per share – basic and diluted	$(0.38)	$(0.28)	$(0.93)	$(0.19)

Weighted-average number of shares of common stock used in computing net loss per share, basic and diluted	31,671	28,248	31,513	21,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRO Group Holdings, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

unaudited

	Three months ended September 30,		Nine months ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Net loss	$(11,997)	$(7,963)	$(29,444)	$(4,065)
Other comprehensive (loss) income:
Foreign currency translation, net of tax	(1,564)	(1,057)	(5,775)	17,188
Total other comprehensive (loss) income	(1,564)	(1,057)	(5,775)	17,188
Comprehensive (loss) income	$(13,561)	$(9,020)	$(35,219)	$13,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRO Group Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

unaudited

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Equity
Balance as of July 1, 2026	31,555	$-	$965,628	1,218	$(21,220)	$3,736	$(228,004)	$720,140
RSU vesting	302	-	-	-	-	-	-	-
Stock-based compensation	-	-	1,312	-	-	-	-	1,312
Foreign currency translation adjustment	-	-	-	-	-	(1,564)	-	(1,564)
Net loss	-	-	-	-	-	-	(11,997)	(11,997)
Balance as of September 30, 2026	31,857	$-	$966,940	1,218	$(21,220)	$2,172	$(240,001)	$707,891

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Equity
Balance as of July 1, 2025	27,025	$-	$873,380	-	$-	$8,736	$(202,555)	$679,561
Stock issued in connection with the Management Carveout Plan, net of shares withheld for taxes	63	-	-	8	(175)	-	-	(175)
Conversion of Jaunt deferred compensation, net of shares withheld for taxes	185	-	4,210	19	(423)	-	-	3,787
Issuance and exercise of Libertas warrants	52	-	1,153	-	-	-	-	1,153
RSU vesting, net of shares withheld for taxes	265	-	-	-	-	-	-	-
Sale of common stock in Follow-on Offering, including over-allotment, net of $6,793 offering costs	4,830	-	82,562	-	-	-	-	82,562
Repurchase of common stock	(1,116)	-	-	1,116	(19,413)	-	-	(19,413)
Stock-based compensation	-	-	1,092	-	-	-	-	1,092
Foreign currency translation adjustment	-	-	-	-	-	(1,057)	-	(1,057)
Net loss	-	-	-	-	-	-	(7,963)	(7,963)
Balance as of September 30, 2025	31,304	$-	$962,397	1,143	$(20,011)	$7,679	$(210,518)	$739,547

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Equity
Balance as of January 1, 2026	31,376	$-	$963,022	1,218	$(21,220)	$7,947	$(210,557)	$739,192
RSU vesting	481	-	-	-	-	-	-	-
Stock-based compensation	-	-	3,918	-	-	-	-	3,918
Foreign currency translation adjustment	-	-	-	-	-	(5,775)	-	(5,775)
Net loss	-	-	-	-	-	-	(29,444)	(29,444)
Balance as of September 30, 2026	31,857	$-	$966,940	1,218	$(21,220)	$2,172	$(240,001)	$707,891

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive Income	Accumulated	Total Stockholders’
(Amounts in thousands)	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Equity
Balance as of January 1, 2025	16,387	$-	$764,692	-	$-	$(9,509)	$(206,453)	$548,730
Conversion of Coastal Defense promissory note	204	-	2,037	-	-	-	-	2,037
Conversion of Aspen Bridge notes	441	-	4,406	-	-	-	-	4,406
Conversion of Jaunt Carter debt	1,122	-	11,224	-	-	-	-	11,224
Issuance of investor note interest shares	1,126	-	11,260	-	-	-	-	11,260
Conversion of Airo Drone debt	37	-	371	-	-	-	-	371
Conversion of Agile Defense debt	34	-	344	-	-	-	-	344
Conversion of Aspen Contingent Debt	44	-	435	-	-	-	-	435
Conversion of Jaunt deferred compensation	46	-	460	-	-	-	-	460
Reclassification of Libertas Warrants	-	-	1,042	-	-	-	-	1,042
Exercise of Libertas Warrants	104	-	2	-	-	-	-	2
Issuance of Underwriter Warrants	-	-	2,030	-	-	-	-	2,030
Sale of common stock in initial public offering, including over-allotment, net of $12,686 offering costs	6,900	-	56,314	-	-	-	-	56,314
Shares issued to NGA	34	-	340	-	-	-	-	340
Shares issued to Dangroup	546	-	5,462	-	-	-	-	5,462
Stock issued in connection with the Management Carveout Plan, net of shares withheld for taxes	63	-	-	8	(175)	-	-	(175)
Conversion of Jaunt deferred compensation, net of shares withheld for taxes	185	-	4,210	19	(423)	-	-	3,787
Issuance and exercise of Libertas warrants	52	-	1,153	-	-	-	-	1,153
RSU vesting	265	-	-	-	-	-	-	-
Sale of common stock in Follow-on Offering, including over-allotment, net of $6,793 offering costs	4,830	-	82,562	-	-	-	-	82,562
Repurchase of common stock	(1,116)	-	-	1,116	(19,413)	-	-	(19,413)
Stock-based compensation	-	-	14,053	-	-	-	-	14,053
Foreign currency translation adjustment	-	-	-	-	-	17,188	-	17,188
Net loss	-	-	-	-	-	-	(4,065)	(4,065)
Balance as of September 30, 2025	31,304	$-	$962,397	1,143	$(20,011)	$7,679	$(210,518)	$739,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIRO Group Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

unaudited

	Nine months ended September 30,
(Amounts in thousands)	2026	2025
Cash flows from operating activities:
Net loss	$(29,444)	$(4,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,918	19,855
Non-cash gain on IPO transactions	-	(5,476)
Note issuance for legal settlement	-	750
Provision for credit losses	49	16
Non-cash interest	-	1,112
Non-cash charge for Libertas warrants	-	1,153
Non-cash investor note interest	-	6,731
Non-cash gain on debt extinguishment	-	(15,559)
Change in investor notes at fair value	-	186
Depreciation and amortization	9,651	9,035
Amortization of right-of-use lease assets	800	281
Change in fair value of contingent consideration	-	(20,272)
Change in fair value of warrant liability	-	(1,843)
Change in deferred taxes	23	(243)
Changes in operating assets and liabilities:
Accounts receivable	(4,737)	8,735
Related party receivables	393	407
Prepaid expenses and other assets	1,243	(1,465)
Inventory	(7,254)	(6,299)
Accounts payable, accrued expenses and other long-term liabilities	3,604	(19,799)
Related party payables	(6,358)	(389)
Lease liabilities	(813)	(213)
Deferred revenue	1,813	(8,887)
Deferred compensation	-	(273)
Net cash used in operating activities	(27,112)	(36,522)
Cash flows from investing activities:
Purchase of property and equipment and investment in intangible assets	(7,080)	(2,007)
Net cash used in investing activities	(7,080)	(2,007)
Cash flows from financing activities:
Proceeds from the sale of common stock, net	-	141,670
Repurchase of common stock	-	(20,011)
Change in lines of credit	-	(127)
Proceeds from borrowings	-	8,500
Repayments on borrowings	(1,722)	(20,144)
Proceeds from related party borrowings	-	231
Repayments on related party borrowings	(176)	(709)
Debt issuance costs paid	-	(170)
Proceeds from the exercise of warrants	-	3
Payment of contingent consideration	-	(8,534)
Cash paid to seller	-	(3,246)
Net cash (used in) provided by financing activities	(1,898)	97,463
Effect of exchange rate changes	(643)	3,833
Net (decrease) increase in cash and restricted cash	(36,733)	62,767
Cash and restricted cash as of beginning of period	74,551	20,911
Cash and restricted cash as of end of period	$37,818	$83,678

Supplemental disclosures of non-cash information:
Financing of insurance premiums	$1,199	$1,127
Right-of-use assets obtained in exchange for operating lease liabilities	$1,092	$1,967
Purchases of property and equipment included in accounts payable	$101	$-
Deferred consideration for licensing arrangement	$1,000	$-
Deferred compensation settled in common stock	$-	$4,670
Reclass between accrued expenses and notes payable	$-	$622
Reclass between accrued expenses and contingent consideration	$-	$5,268
Reclass between related party payables and related party borrowings	$1,007	$-
Initial recognition of warrant liability	$-	$2,885
Reclass of warrants to equity	$-	$1,042
Debt settled in common stock	$-	$8,935
Contingent consideration settled in common stock	$-	$13,976
Deferred offering cost in accrued expenses	$-	$762
Issuance of Underwriter Warrants	$-	$2,030

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

Liquidity

As of September 30, 2026, we had total cash of $37.8 million and working capital of $50.7 million. Based on its current operating plan and available liquidity, management believes that the Company has sufficient cash and resources to meet its obligations and continue its operations for at least the next 12 months from the date of issuance of the financial statements

Use of Estimates

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

2.	Net Loss Per Share

The following table presents the computation of basic and diluted net loss per share:

	Three Months ended September 30,		Nine Months ended September 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Numerator: Net loss	$(11,997)	$(7,963)	$(29,444)	$(4,065)
Denominator: Basis and diluted weighted average shares outstanding	31,671	28,248	31,513	21,085

Net loss per share – basic	$(0.38)	$(0.28)	$(0.93)	$(0.19)
Net loss per share – diluted	$(0.38)	$(0.28)	$(0.93)	$(0.19)

The potentially dilutive shares of common stock that have been excluded from the calculation of net loss per share because of the anti-dilutive effect are as follows as of September 30, 2026: 0.4 million warrants, 0.2 million stock options, and 0.7 million unsettled restricted stock units (“RSUs”). The number of potentially dilutive shares is based on the maximum number of shares issuable on exercise or conversion of the related securities as of the period end. Such amounts have not been adjusted for the treasury stock method or weighted-average outstanding calculations as required if the securities were dilutive.

3.	Equity

The Company’s authorized capital stock consists of 1.0 billion shares of common stock, par value $0.000001 per share, and 10.0 million shares of preferred stock, par value $0.000001 per share. All authorized preferred stock is undesignated.

Common Stock

The Company has reserved the following shares of authorized but unissued common stock as of September 30, 2026: 0.4 million shares for warrant exercises, 0.2 million shares for stock option exercises, 0.7 million shares for vesting of RSUs, and 1.4 million shares available for issuance for future awards under the 2025 Plan described below.

Warrants

In connection with the Company’s acquisition of Jaunt, the Company assumed equity-classified warrants to purchase 0.1 million shares of the Company’s common stock at an exercise price of $16.83, which expire on March 10, 2032. All of these warrants remained outstanding as of September 30, 2026 and December 31, 2025.

In connection with the Company’s initial public offering (“IPO”), the Company also issued warrants to the underwriters to purchase 0.3 million shares of common stock at an exercise price of $11.00 per share, exercisable from December 12, 2025 through June 12, 2030. All of these warrants remained outstanding as of September 30, 2026 and December 31, 2025.

Equity Incentive Plan

In March 2025, the Company’s board of directors adopted, and the stockholders approved, the AIRO Group Holdings, Inc. 2025 Equity Incentive Plan (the “2025 Plan”). The initial share reserve of the Company’s common stock authorized for issuance under the 2025 Plan was 1.9 million shares. Effective January 1, 2026, the share reserve automatically increased by 0.9 million shares pursuant to the plan’s “evergreen” provision.

The share reserve will continue to increase annually on January 1 of each fiscal year through January 1, 2035 by 3% of the outstanding shares of common stock as of December 31st of the preceding fiscal year or a lesser amount approved by the Company’s board of directors. The maximum number of shares issuable upon exercise of incentive stock options under the 2025 Plan is 5.7 million.

During the three and nine months ended September 30, 2026, the Company granted 0.5 million and 0.9 million RSUs under the 2025 Plan and recognized $1.3 million and $3.9 million of stock-based compensation expense related to these RSUs, respectively. The weighted-average grant date fair value per share of RSUs granted during the three and nine months ended September 30, 2026, was $10.43 and $10.22, respectively. As of September 30, 2026, there were 0.7 million unvested RSUs outstanding under the 2025 Plan. Total unrecognized compensation expense related to unvested RSUs was $6.7 million as of September 30, 2026, which is expected to be recognized over a weighted average period of 2.2 years.

4.	Goodwill

The following table presents the changes in the carrying value of goodwill for the periods indicated:

(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Balance as of January 1, 2026	$-	$121,765	$434,347	$15,541	$571,653
Effect of exchange rate	-	(4,206)	-	-	(4,206)
Balance as of September 30, 2026	$-	$117,559	$434,347	$15,541	$567,447

Balance as of January 1, 2025	$-	$107,620	$434,347	$15,541	$557,508
Effect of exchange rate	-	14,060	-	-	14,060
Balance as of September 30, 2025	$-	$121,680	$434,347	$15,541	$571,568

The Company evaluates goodwill for impairment as of October 1 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its most recent annual goodwill impairment test as of October 1, 2025 and determined that no goodwill impairment existed. No triggering events were identified during the nine months ended September 30, 2026 that would require an interim impairment assessment.

5.	Intangible Assets, Net

Intangible assets, net, consist primarily of intangible assets acquired through business combinations. During the nine months ended September 30, 2026, the Company also capitalized $1.3 million related to a manufacturing license agreement that provides rights to intellectual property, technical data, and know-how used to manufacture and commercialize products. The agreement is recorded as a definite-lived intangible asset and is amortized on a straight-line basis over its five-year contractual term.

The following table presents the details of intangible assets, net, as of the dates indicated:

	As of September 30, 2026
(In thousands)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Carrying Value

Developed technology - definite lived	8.2	$99,940	$39,001	$60,939
Developed technology - indefinite lived	N/A	66	-	66
Tradenames - definite lived	2.6	1,921	1,333	588
Tradenames - indefinite lived	N/A	8,738	-	8,738
Customer relationships	2.6	20,241	15,089	5,152
Patents	5.6	539	361	178
Manufacturing license agreement	4.4	1,250	146	1,104
		$132,695	$55,930	$76,765

	As of December 31, 2025
(In thousands)	Weighted Average Remaining Life (Years)	Gross	Accumulated Amortization	Carrying Value

Developed technology – definite lived	8.9	$100,179	$33,136	$67,043
Developed technology – indefinite lived	N/A	66	-	66
Tradenames - definite lived	3.3	1,933	1,153	780
Tradenames - indefinite lived	N/A	8,738	-	8,738
Customer relationships	3.3	20,339	13,717	6,622
Patents	6.3	585	347	238
		$131,840	$48,353	$83,487

Amortization expense is reported within the following line items in the condensed consolidated statements of operations line items for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2026	2025	2026	2025
Cost of revenue	$87	$87	$260	$300
Research and development	1,912	1,903	5,727	5,701
Sales and marketing	496	496	1,489	1,701
General and administrative	140	89	380	264
	$2,635	$2,575	$7,856	$7,966

The following table presents the total estimated future amortization expense as of the date indicated:

(In thousands)	September 30, 2026
2026 (remaining)	$2,618
2027	10,297
2028	10,115
2029	8,638
2030	7,279
Thereafter	29,014
$67,961

The estimated future amortization expense presented above excludes $8.8 million of indefinite lived intangible assets as of September 30, 2026, which are not subject to amortization.

6.	Inventory

The following table presents inventory as of the dates indicated:

(In thousands)	September 30, 2026	December 31, 2025
Raw materials	$10,974	$7,052
Work in process	2,957	1,503
Finished goods	4,437	3,084
	$18,368	$11,639

7.	Debt

Revolving Lines of Credit

On May 26, 2026, the Company entered into a revolving overdraft credit facility with Danske Bank providing borrowing capacity of up to DKK 60.0 million, or $9.1 million based on the foreign exchange rate as of September 30, 2026, to support the working capital needs of Sky-Watch. Borrowings under the facility bear interest at a variable rate equal to the applicable overnight reference rate (Danish Overnight Index Short-Term Rate, Euro Short-Term Rate, and Secured Overnight Financing Rate, as applicable) plus 1.75% and are subject to annual renewal and renegotiation. As of September 30, 2026, there were no outstanding borrowings under the facility.

Current Maturities of Debt and Long-Term Debt

Current maturities of debt and long-term debt consist of the following as of the dates indicated:

(In thousands)	September 30, 2026	December 31, 2025

Bridge Loans	$-	$43
SBA COVID-19 Economic Injury Disaster Loan	-	500
Code 1	54	188
Perrin Legal Settlement	125	500
Financed Insurance Premiums	987	459
Total debt	1,166	1,690
Less: current maturities of long-term debt	(1,166)	(1,190)
Long-term debt, net of current maturities	$-	$500

As of September 30, 2026, the Company has repaid in full its outstanding balance under the U.S. Small Business Administration COVID-19 Economic Injury Disaster Loan.

As of September 30, 2026, all outstanding debt is scheduled to mature within the next twelve months and are therefore classified as current liabilities in the accompanying unaudited condensed consolidated balance sheets.

8.	Commitments and Contingencies

Joint Venture Agreement

On November 13, 2025, AIRO Drone entered into a Joint Venture and Operating Agreement (the “JV Agreement”) with Nord Drone Group, LLC (“NDG”), a Ukrainian limited liability company, pursuant to which AIRO Drone and NDG will form AIRO Nord-Drone, LLC, a Delaware limited liability company (the “JV”). Pursuant to the terms of the JV Agreement, the JV will develop, manufacture, and commercialize unmanned aerial systems primarily designed for delivering munitions, targeting U.S., North Atlantic Treaty Organization (“NATO”), and Ukrainian defense markets. Each of the parties will contribute operational resources and capabilities to the JV. The Company will contribute business development, sales, manufacturing, engineering, and government certification resources, as well as manufacturing facilities in the United States, while NDG will contribute intellectual property, engineering data, operational resources, and manufacturing facilities in Ukraine. In addition, the Company will reimburse NDG for reasonable out-of-pocket costs incurred by NDG in obtaining NATO certification required by the JV Agreement, up to a maximum amount of $50,000, within 30 days of the closing of the JV.

Each party to the JV will receive 50% of the limited liability company interests of the JV. The JV will be governed by a five-member board of managers, with each party appointing two directors and the acting chairman of the Company’s board of directors serving as the fifth director and chairman of the JV.

The consummation of the JV is subject to various closing conditions, including executing certain ancillary agreements between the parties and the JV, including intellectual property license, manufacturing, and services agreements, and obtaining any regulatory approval required under applicable law or by any governmental authority. Unless revised, the JV Agreement (as amended) will terminate, and the JV will not be consummated if closing does not occur on or before November 30, 2026.

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

The Company evaluates the performance of its reportable segments based on the net income (loss) for each reporting segment. The following table presents the reconciliations of the reportable segment total revenues to the condensed consolidated revenues and the reportable segment total net income (loss) to the condensed consolidated net loss for the periods indicated:

	Three months ended September 30, 2026
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Revenue	$1,124	$15,338	$-	$1,048	$17,510
Cost of revenue	920	5,980	-	716	7,616
Gross profit	204	9,358	-	332	9,894
Research and development	1,118	3,830	3,071	-	8,019
Sales and marketing	322	2,563	-	496	3,381
General and administrative	347	3,219	570	1,107	5,243
Interest expense	-	11	-	3	14
Interest income	-	(43)	-	-	(43)
Other expense (income), net	1	78	-	(1,053)	(974)
Income tax benefit	-	(21)	-	-	(21)
Segment loss	$(1,584)	$(279)	$(3,641)	$(221)	(5,725)
Unallocated amounts:
Corporate expenses					6,384
Interest income, net					(99)
Other income, net					(13)
Net loss					$(11,997)

	Three months ended September 30, 2025
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Revenue	$1,530	$3,145	$-	$1,609	$6,284
Cost of revenue	1,029	1,065	-	1,400	3,494
Gross profit	501	2,080	-	209	2,790
Research and development	511	1,709	1,904	-	4,124
Sales and marketing	490	616	-	497	1,603
General and administrative	763	2,160	453	889	4,265
Interest expense	1	-	-	62	63
Interest income	-	(197)	-	-	(197)
Other expense (income), net	47	28	(4,543)	1	(4,467)
Income tax benefit	-	(613)	-	-	(613)
Segment (loss) income	$(1,311)	$(1,623)	$2,186	$(1,240)	(1,988)
Unallocated amounts:
Corporate expenses					4,778
Interest expense, net					55
Other expense, net					1,142
Net loss					$(7,963)

	Nine months ended September 30, 2026
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Revenue	$4,260	$62,882	$-	$2,449	$69,591
Cost of revenue	3,196	24,473	-	1,976	29,645
Gross profit	1,064	38,409	-	473	39,946
Research and development	2,378	11,999	7,813	-	22,190
Sales and marketing	1,052	5,160	-	1,489	7,701
General and administrative	1,455	11,647	1,524	3,297	17,923
Interest expense	-	19	-	37	56
Interest income	-	(124)	-	-	(124)
Other expense (income), net	13	111	(6)	(982)	(864)
Income tax expense	-	2,396	-	-	2,396
Segment (loss) income	$(3,834)	$7,201	$(9,331)	$(3,368)	(9,332)
Unallocated amounts:
Corporate expenses					20,769
Interest income, net					(644)
Other income, net					(13)
Net loss					$(29,444)

	Nine months ended September 30, 2025
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Revenue	$5,305	$33,598	$-	$3,726	$42,629
Cost of revenue	3,178	11,620	-	3,074	17,872
Gross profit	2,127	21,978	-	652	24,757
Research and development	955	5,317	5,619	-	11,891
Sales and marketing	1,105	2,200	-	1,489	4,794
General and administrative	3,294	6,172	944	12,305	22,715
Interest expense	21	158	-	208	387
Interest income	-	(312)	-	-	(312)
Gain on debt extinguishment, net	(13,091)	-	-	-	(13,091)
Other expense (income), net	675	(253)	(23,116)	(2,678)	(25,372)
Income tax expense	-	1,731	-	-	1,731
Segment income (loss)	$9,168	$6,965	$16,553	$(10,672)	22,014
Unallocated amounts:
Corporate expenses					20,107
Interest expense, net					9,123
Gain on debt extinguishment, net					(2,468)
Other income, net					(683)
Net loss					$(4,065)

The following table presents revenue by geographic area for the periods indicated:

	Three months ended September 30, 2026
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$769	$29	$-	$1,048	$1,846
Europe	189	15,309	-	-	15,498
Other	166	-	-	-	166
	$1,124	$15,338	$-	$1,048	$17,510

	Three months ended September 30, 2025
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$1,076	$65	$-	$1,609	$2,750
Europe	285	2,530	-	-	2,815
Other	169	550	-	-	719
	$1,530	$3,145	$-	$1,609	$6,284

	Nine months ended September 30, 2026
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$2,752	$30	$-	$2,449	$5,231
Europe	969	62,514	-	-	63,483
Other	539	338	-	-	877
	$4,260	$62,882	$-	$2,449	$69,591

	Nine months ended September 30, 2025
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
United States	$3,384	$99	$-	$3,726	$7,209
Europe	1,204	32,949	-	-	34,153
Other	717	550	-	-	1,267
	$5,305	$33,598	$-	$3,726	$42,629

The following table presents revenue by products and services for the periods indicated:

	Three months ended September 30, 2026
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Products	$1,124	$14,248	$-	$-	$15,372
Services	-	1,090	-	1,048	2,138
	$1,124	$15,338	$-	$1,048	$17,510

	Three months ended September 30, 2025
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Products	$1,530	$1,289	$-	$316	$3,135
Services	-	1,856	-	1,293	3,149
	$1,530	$3,145	$-	$1,609	$6,284

	Nine months ended September 30, 2026
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Products	$4,237	$59,866	$-	$-	$64,103
Services	23	3,016	-	2,449	5,488
	$4,260	$62,882	$-	$2,449	$69,591

	Nine months ended September 30, 2025
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total
Products	$5,295	$28,141	$-	$902	$34,338
Services	10	5,457	-	2,824	8,291
	$5,305	$33,598	$-	$3,726	$42,629

The following table presents capital expenditures, depreciation and amortization, stock-based compensation and contingent consideration fair value adjustments for the periods indicated:

	Three months ended September 30, 2026
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total (1)
Depreciation and amortization	$165	$598	$1,703	$770	$3,236
Stock-based compensation	7	68	32	6	113
Capital expenditures	82	1,314	2	1,131	2,529

(1)	The totals presented above exclude corporate amounts, including $0.08 million of depreciation and amortization, $1.2 million of stock-based compensation, and $0.04 million of capital expenditures.

	Three months ended September 30, 2025
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total (1)
Depreciation and amortization	$100	$360	$1,700	$749	$2,909
Stock-based compensation	-	151	-	-	151
Capital expenditures	150	405	-	385	940

(1)	The total presented above excludes corporate amount of $0.9 million in stock-based compensation expense.

	Nine months ended September 30, 2026
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total (1)
Depreciation and amortization	$425	$1,675	$5,104	$2,284	$9,488
Stock-based compensation	17	1,372	74	13	1,476
Capital expenditures	286	4,162	2	2,201	6,651

(1)	The totals presented above exclude corporate amounts, including $0.2 million of depreciation and amortization, $2.4 million of stock-based compensation, and $0.4 million of capital expenditures.

	Nine months ended September 30, 2025
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Total (1)
Depreciation and amortization	$344	$1,228	$5,100	$2,363	$9,035
Stock-based compensation	1,717	151	166	10,087	12,121
Contingent consideration fair value adjustments	-	(365)	(17,223)	(2,684)	(20,272)
Capital expenditures	150	1,213	-	644	2,007

(1)	The total presented above excludes corporate amount of $7.7 million in stock-based compensation expense.

The following table presents tangible long-lived assets by geographic area as of the dates indicated:

	September 30, 2026
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Corporate	Total
United States	$729	$977	$26	$6,755	$162	$8,649
Europe	-	5,013	-	-	-	5,013
	$729	$5,990	$26	$6,755	$162	$13,662

	December 31, 2025
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Corporate	Total
United States	$544	$-	$3	$5,484	$-	$6,031
Europe	-	2,955	-	-	-	2,955
	$544	$2,955	$3	$5,484	$-	$8,986

The following table presents the reconciliation of total segment assets to the condensed consolidated amounts as of the dates indicated:

	Total segment assets
(In thousands)	Avionics	Drones	Electric Air Mobility	Training	Corporate	Total
September 30, 2026	$4,237	$186,628	$501,552	$28,578	$20,712	$741,707
December 31, 2025	$3,795	$178,064	$506,214	$30,387	$55,679	$774,139

10.	Revenue

The Company generates revenue from (i) product sales, including avionics, Global Navigation Satellite System (“GNSS”) technologies, and mini unmanned aircraft systems (“mUAS”)/commercial drones; (ii) services, including training, support, and drone services; (iii) research and development (“R&D”) contracts; and (iv) sales-based royalties.

Product revenue is recognized at a point in time upon shipment or delivery when control transfers to the customer. Service revenue is generally recognized over time as services are performed, typically on a straight-line basis over the service period, except for revenue from the Training segment, which is recognized at a point in time. Extended warranties are service-type warranties and are recognized over the contractual term, typically two to three years. Revenue from R&D contracts is recognized over time using an input method based on costs incurred relative to total estimated costs. Sales-based royalties are recognized at a point in time as underlying sales occur.

The following table summarizes revenue recognized at a point in time and over time for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
(In thousands)	2026	2025	2026	2025
Point in time	$16,351	$4,489	$66,552	$37,223
Over time	1,159	1,795	3,039	5,406
	$17,510	$6,284	$69,591	$42,629

Contract liabilities as of September 30, 2026 and December 31, 2025 were $6.1 million and $4.5 million, respectively. The majority of contract liabilities are expected to be recognized as revenue during 2026. The Company had no significant contract assets as of September 30, 2026 and December 31, 2025. During the three and nine months ended September 30, 2026, the Company recognized $1.6 million and $3.5 million in revenue previously included in contract liabilities as of December 31, 2025, respectively.

Revenue is also disaggregated by segment and geography. See Note 9. Segment Information.

11.	Related Party Transactions

Related party transactions include the following:

●	Aspen Avionics has a Commercialization Agreement with Centro Italiano Richerche Aerospaziali S.c.p.A (“CIRA”), a former stockholder of Aspen Avionics, whereby CIRA licensed certain technology to Aspen Avionics. As consideration for the license, CIRA will receive a royalty based on each unit sold by Aspen Avionics. In March 2020, Aspen Avionics entered into an agreement with CIRA to settle unpaid royalty amounts due under a development agreement. The Company owed $0.6 million to CIRA as of September 30, 2026 and December 31, 2025.

●	Coastal Defense entered into unsecured due on demand notes with two stockholders (the “Stockholder Notes”). Interest is charged at 7.00% per year. As of December 31, 2025, the outstanding balance of the Stockholder Notes was $1.1 million.

During 2025, the Company engaged in settlement discussions with one counterparty, Jeffrey F. Parker as executor of the estate of Kenneth Parker and received a proposed settlement pursuant to which the Company is expected to pay the counterparty $1.0 million in full satisfaction of the obligations. The proposed settlement reflects a comprehensive resolution that includes offsets for amounts owed by Failor Services, Inc. (“Failor”) and Coastal Restaurant Group (“CRG”) to Coastal Defense. As of December 31, 2025, Coastal Defense’s recorded balances relating to these items were as follows: (i) amount due to Jeffrey F. Parker related to the Stockholder Notes of $1.0 million, (ii) amount due from Failor of $0.4 million, and (iii) an immaterial amount due from CRG, resulting in a net amount due of $0.6 million. The proposed settlement payment of $1.0 million exceeds the net recorded balance by $0.4 million, which was accrued at December 31, 2025 and included in “Related party payables” on the condensed consolidated balance sheets.

In January 2026, the Company made a payment of $0.1 million to one of the stockholders. In April 2026, the Company also finalized the settlement with Jeffrey F. Parker and fully repaid the remaining Stockholder Note. No amounts remained outstanding under the Stockholder Notes as of September 30, 2026.

●	Edvard Per Erik Svehag, a member of the Company’s board of directors, is a director of Dangroup ApS (“Dangroup”) and indirectly beneficially owns approximately 60% of Dangroup. Dangroup was also a former shareholder of Sky-Watch, which the Company acquired in March 2022.

On June 28, 2024, the Company signed an Incentive Agreement whereby the Company will pay Dangroup 20% of Sky-Watch’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) as an incentive bonus for their continued involvement in Sky-Watch’s governance, management and/or other operations commencing on January 1, 2025 for an initial term of five years. The agreement was amended in December 2024 and June 2026. In connection with the June 2026 amendment, the Company also agreed to pay Dangroup DKK 1.3 million, or $0.2 million with a foreign exchange rate as of September 30, 2026, on or before December 15, 2026. The incentive bonus related to fiscal year 2025 of $6.1 million was paid in June 2026.

On June 28, 2024, the Company signed a Consulting Agreement whereby the Company will pay Mr. Svehag 2.5% of Sky-Watch’s EBITDA as a consulting fee for his assistance with branding and rolling out products and services into new and additional markets commencing on January 1, 2024. In February 2026, the Company hired Mr. Svehag as an employee and terminated the Consulting Agreement. The amounts owed under this agreement are included in “Accrued expenses” on the condensed consolidated balance sheet as of September 30, 2026 but were included in “Related party payables” on the condensed consolidated balance sheet as of December 31, 2025. Consulting fees related to fiscal year 2025 of $0.9 million were paid in June 2026.

The Company recorded $0.2 million and $3.7 million of expense during the three and nine months ended September 30, 2026, respectively, and $0.5 million of income and $2.1 million of expense in the three and nine months ended September 30, 2025, respectively, within general and administrative expense related to these agreements.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties and are based on estimates and assumptions. All statements other than statements of historical facts, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to markets, and business trends and other information contained in this Quarterly Report on Form 10-Q, are forward-looking statements, including statements about:

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

These statements are subject to known and unknown risks, uncertainties and assumptions that could cause actual results to differ materially from those projected or otherwise implied by the forward-looking statements. The following factors, among others, may cause actual results to differ materially from those expressed or implied in our forward-looking statements:

●	our dependence on a limited number of customers for most of our revenue;

●	our lack of long-term commitments from our customers;

●	our ability to successfully integrate the businesses and personnel of acquired companies, including AIRO Drone, LLC, Agile Defense, LLC, Coastal Defense, Inc. (“Coastal Defense”) Jaunt Air Mobility, LLC (“Jaunt”), Sky-Watch A/S (“Sky-Watch”) and Aspen Avionics, Inc. (“Aspen Avionics”) and our ability to realize the anticipated synergies and benefits of such acquisitions;

●	our ability to keep pace with technological advances and our dependence on advances in technology by other companies, many of which have substantially greater resources than we do;

●	our ability to acquire additional aircraft to support our Training segment on acceptable terms or at all;

●	the impact that our customers may experience from service failures or interruptions due to defects in the software, infrastructure, components or engineering system that comprise our products and services, or due to errors in product installation;

●	our dependence on the continuing efforts of our key personnel and on our ability to attract and retain highly skilled personnel and senior management;

●	we have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our condensed consolidated financial statements;

●	our failure to comply with applicable government regulations;

●	any disruptions or threatened disruptions to our relationships with our distributors, suppliers, customers and employees, including shortages in components for our products;

●	our sales to the U.S. government, particularly to agencies of the U.S. Department of War (“DoW”), and a decline in government budgets, funding, changes in spending or budgetary priorities, or delays in contract awards;

●	budget uncertainty, the risk of future budget cuts, the impact of continuing resolution funding mechanisms, the debt ceiling and government shutdowns, and changing funding and acquisition priorities;

●	changes in the supply, demand and/or prices for our products and services and our ability to perform under existing contracts and obtain new contracts;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

●	our ability to respond and adapt to changes in economic, capital market, and political conditions in the U.S. and globally, such as from the global sanctions and export controls with respect to Russia, and any changes therein, and including changes related to financial market conditions, banking industry disruptions, fluctuations in commodity prices or supply (including energy supply), inflation, interest rates and foreign currency exchange rates, disruptions in global supply chain and labor markets, and geopolitical risks, including in the Middle East and Ukraine;

●	our failure to develop new products or integrate new technology into current products;

●	unfavorable results in legal proceedings;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and

●	our expectations regarding the period during which we will qualify as an emerging growth company and smaller reporting company.

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this report and have filed as exhibits to the report, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all our forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of the major factors that influenced our financial condition and results of operations as of and for the three and nine months ended September 30, 2026 and 2025. This analysis should be read in conjunction with the audited consolidated financial statements as of December 31, 2025 and 2024 and for each of the two years then ended, together with the related notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”) and with the unaudited condensed consolidated financial statements and notes thereto set forth in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Some of the information contained in this discussion and analysis includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All references to “we”, “us”, “our”, and the “Company” refer to AIRO Group Holdings, Inc.

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

Avionics. The Avionics segment develops, manufactures, and sells avionics for military and general aviation aircraft, drones, and eVTOLs. Our avionics products include flight displays, Connected Panels, and GPS/GNSS sensors, all of which have been installed on legacy military aircraft and general aviation platforms. We sell our avionics products through our Aspen Avionics brand, which is well-recognized in the general aviation aftermarket sector with over 20 years of operating history building long-term customer loyalty through our value proposition. We also serve as an avionics supplier for original equipment manufacturers (“OEMs”), including Robinson Helicopters, Pilatus, Honeywell, and Joby Aviation. We believe our avionics solutions have a considerable market opportunity as general aviation fleets continue to age, with owners and operators seeking to upgrade the avionics technology on their aircraft. During the second quarter of 2026, our consolidated Phoenix manufacturing facility achieved AS9100D certification, reinforcing our manufacturing quality and supporting future growth across general aviation and advanced aerospace markets.

Drones. The Drones segment develops, manufactures, and sells drones and will provide drone services, such as DaaS, for military and commercial end users. Our military drones are sold through our Sky-Watch brand, which is a key supplier to European NATO countries. A critical point of differentiation lies in our drones’ ability to perform in a GPS-denied environment, which is a technology application relevant for both military and commercial end markets. The segment’s portfolio includes the battle-proven RQ-35 platform and the recently introduced next-generation RQ-70 platform, which is designed to support expanded operational capabilities, including longer flight range, greater endurance, higher payload capacity, upgraded sensor options, and enhanced autonomous mission operations. During the second quarter of 2026, we completed significant customer deliveries of our RQ-35 platform, including the first operational deployment featuring our proprietary Zentra camera suite, and announced that the RQ-35 had been added to the DoW Blue UAS list, expanding its eligibility for U.S. government procurement. Additionally, in September 2026, we were invited to participate in Phase 2.5 of the DoW’s Drone Dominance Program as one of 17 companies selected for drone evaluations, further expanding our engagement with U.S. defense initiatives.

Electric Air Mobility. The Electric Air Mobility segment, operated through our Jaunt brand, is developing dual-use electric and hybrid-electric compound rotorcraft aircraft. Our near-term focus is on cargo-configured and multi-role autonomous aircraft platforms, including the JC250 and JX250 variants, designed to support middle-mile logistics, tactical resupply, emergency medical delivery, law enforcement, intelligence, surveillance and reconnaissance (“ISR”), and other commercial and government missions. The JC250 is designed as an autonomous cargo drone platform for logistics missions, while the JX250 is designed as a variant platform for ISR and logistics applications. These platforms are being designed to support extended operational range, payload flexibility, and autonomous mission capabilities for commercial and government use cases. We plan to pursue certification of our aircraft under existing CAR 529 Transport Category Rotorcraft standards. Our aircraft integrate characteristics of both rotary- and fixed-wing platforms through our patented compound rotorcraft configuration, which has accumulated over 300 piloted flight hours across multiple Jaunt demonstrator aircraft. We are evaluating both fully electric and hybrid-electric propulsion architectures to support varying mission requirements, including extended range and increased operational flexibility. We believe this compound rotorcraft architecture, combined with electric and hybrid-electric propulsion strategies, provides favorable range, payload capacity, and mission adaptability relative to conventional rotorcraft and certain eVTOL configurations. Upon certification, we expect our cargo-configured aircraft to serve as the initial foundation of our commercialization efforts. In October 2026, Jaunt Air Mobility Canada was selected as a qualified supplier within Canada’s Defense Drone Initiative Marketplace, providing an opportunity to participate in Canadian defense procurement initiatives focused on advanced drone and autonomous aviation technologies.

Training. The Training segment currently provides military pilot training. We offer professional training and consulting services to the U.S. military, select NATO countries, and other U.S. allies under our Coastal Defense brand. These offerings include adversary air, close air support, ISR, aircraft leasing, pilot training, ground liaison services, and Joint Terminal Attack Controller training, as well as full joint theatre ISR and simulated ground strike training. We work closely with special military forces such as the U.S. Navy Sea, Air, and Land (“SEAL”) teams, the U.S. Naval Air Warfare Center, and United States Air Force Air Combat Command, and are a mandated recipient on a $5.7 billion DoW Indefinite Delivery Indefinite Quantity (“IDIQ”) Contract and a $1.9 million IDIQ Contract. Our personnel’s top security clearances and established relationships at the Pentagon provide us with a differentiated ability to bid on mandates. The Company is evaluating the strategic fit and long-term role of its Training segment.

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

Development of the Electric Air Mobility Market

Our future revenue for our Electric Air Mobility segment will depend on the continued development of autonomous cargo and logistics operations and short-distance aerial transportation. While we believe the global market for electric air mobility will be large, it remains undeveloped and future demand is uncertain. Our current focus is on the development and commercialization of autonomous cargo and multi-role eVTOL platforms for logistics, ISR, defense, government, and related commercial applications. We anticipate receiving certification of our 33% downscaled cargo eVTOL under drone rules as early as 2027. Launching these services is subject to available funding and will require significant, upfront investment, including, but not limited to, final engineering designs, prototyping and testing, manufacturing, software development, certification, operator training, infrastructure, and commercialization. We benefit from supplier cost sharing, whereby our suppliers have agreed to defer their non-recurring engineering costs until commercialization, which has reduced our initial funding requirements prior to commercialization.

Training Segment Contract Opportunities

The Training segment has experienced delays in the timing of expected contract awards under the IDIQ contracts as well as loss of awards under the IDIQ contracts due to insufficient aircraft, resulting in lower near-term revenue visibility. During 2026, the Company invested in operational capabilities to support its ability to compete for future contract opportunities. Future operating results will depend on the timing and successful conversion of contract awards.

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

We define (1) EBITDA as net loss before depreciation and amortization, income tax (benefit) expense, and interest (income) expense, net, (2) Adjusted EBITDA as net loss before depreciation and amortization, income tax (benefit) expense, interest (income) expense, net, gain on extinguishment of debt, stock-based compensation, strategic workforce transition costs, contingent consideration fair value adjustments, warrant fair value adjustment, and IPO contingencies, and (3) Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. The above items are excluded from our Adjusted EBITDA measure because these items are either non-cash in nature, or because the amount and timing of these items is unpredictable, or because they are not driven by core results of operations, thereby rendering comparisons with prior periods and competitors less meaningful. We believe Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our results of operations, as well as providing a useful measure for period-to-period comparisons of our business performance. Moreover, we have included Adjusted EBITDA in this Quarterly Report on Form 10-Q because it is a key measurement used by our management internally to make operating decisions, including those related to analyzing operating expenses, evaluating performance, and performing strategic planning and annual budgeting.

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

Because of these limitations, we consider, and you should consider, the non-GAAP financial measures alongside other financial performance measures, including net loss and our other GAAP results. A reconciliation of EBITDA and Adjusted EBITDA to net loss, and Adjusted EBITDA Margin to net loss margin, the most directly comparable financial measures stated in accordance with GAAP, is provided below. Investors are encouraged to review the related GAAP financial measures and the reconciliation of the non-GAAP financial measure to their most directly comparable GAAP financial measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except percentages)	2026	2025	2026	2025
Net loss	$(11,997)	$(7,963)	$(29,444)	$(4,065)
Depreciation and amortization	3,316	2,909	9,651	9,035
Income tax (benefit) expense	(21)	(613)	2,396	1,731
Interest (income) expense, net	(128)	(79)	(712)	9,198
EBITDA	(8,830)	(5,746)	(18,109)	15,899
Gain on extinguishment of debt	-	-	-	(15,559)
Stock-based compensation	1,312	1,092	3,918	19,855
Strategic workforce transition costs[1]	-	-	635	-
Contingent consideration fair value adjustments	-	-	-	(20,272)
Warrant fair value adjustment	-	-	-	(1,843)
IPO contingencies[2]	-	(3,391)	-	(1,322)
Adjusted EBITDA	$(7,518)	$(8,045)	$(13,556)	$(3,242)

Net loss margin	(68.5)%	(126.7)%	(42.3)%	(9.5)%
Adjusted EBITDA Margin	(42.9)%	(128.0)%	(19.5)%	(7.6)%

1 Strategic workforce transition costs consist of severance and other direct employee-related costs incurred in connection with the Company’s strategic workforce realignment and organization optimization initiatives. These costs are included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

2 IPO contingencies for the three months ended September 30, 2025 are made up of a $1.2 million charge related to the Libertas warrants, net of a $4.5 million gain on deferred compensation. IPO contingencies for the nine months ended September 30, 2025 are made up of $1.0 million related to services with KippsDeSanto & Co. regarding the acquisition of Aspen Avionics, $0.8 million related to the Perrin legal settlement, $0.5 million in legal services accrual, $0.2 million for the NGA contingent fee agreement, $0.3 million in bonus payments, the $0.6 million Aspen contingent debt, a $1.2 million charge related to the Libertas warrants, the $0.1 million cash portion of the Aspen carve-out plan, net of a $5.9 million gain on deferred compensation.

Results of Operations

Three and Nine Months Ended September 30, 2026 and 2025

The following table shows our consolidated financial results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Period over period change
(In thousands, except percentages)	2026	2025	($)	(%)
Revenue	$17,510	$6,284	$11,226	178.6%
Cost of revenue	7,616	3,494	4,122	118.0%
Gross profit	9,894	2,790	7,104	254.6%
Operating expenses:
Research and development	7,925	4,124	3,801	92.2%
Sales and marketing	3,687	1,603	2,084	130.0%
General and administrative	11,415	9,043	2,372	26.2%
Total operating expenses	23,027	14,770	8,257	55.9%
Loss from operations	(13,133)	(11,980)	(1,153)	(9.6)%
Other income, net:
Interest income, net	128	79	49	62.0%
Other income, net	987	3,325	(2,338)	(70.3)%
Total other income, net	1,115	3,404	(2,289)	(67.2)%
Income before income tax benefit	(12,018)	(8,576)	(3,442)	(40.1)%
Income tax benefit	21	613	(592)	(96.6)%
Net loss	$(11,997)	$(7,963)	$(4,034)	(50.7)%

	Nine Months Ended September 30,		Period over period change
(In thousands, except percentages)	2026	2025	($)	(%)
Revenue	$69,591	$42,629	$26,962	63.2%
Cost of revenue	29,645	17,872	11,773	65.9%
Gross profit	39,946	24,757	15,189	61.4%
Operating expenses:
Research and development	22,205	11,891	10,314	86.7%
Sales and marketing	8,019	4,794	3,225	67.3%
General and administrative	38,359	42,822	(4,463)	(10.4)%
Total operating expenses	68,583	59,507	9,076	15.3%
Loss from operations	(28,637)	(34,750)	6,113	17.6%
Other income, net:
Interest income (expense), net	712	(9,198)	9,910	107.7%
Gain on extinguishment of debt, net	-	15,559	(15,559)	(100.0)%
Other income, net	877	26,055	(25,178)	(96.6)%
Total other income, net	1,589	32,416	(30,827)	(95.1)%
Loss before income tax expense	(27,048)	(2,334)	(24,714)	(1,058.9)%
Income tax expense	(2,396)	(1,731)	(665)	(38.4)%
Net loss	$(29,444)	$(4,065)	$(25,379)	(624.3)%

Revenue

For the three months ended September 30, 2026, revenue increased by $11.2 million compared to the same period in 2025, primarily driven by a $12.2 million increase in the Drones segment, partially offset by decreases of $0.6 million in the Training segment and $0.4 million in the Avionics segment. The increase in Drones revenue reflected higher drone sales and the impact of delayed shipments in the prior-year period following a key customer’s request for a configuration change to dual-band antennas, which the incumbent supplier was unable to fulfill in time for scheduled deliveries. The decreases in Training and Avionics revenue were primarily attributable to fewer task orders and lower demand, respectively.

For the nine months ended September 30, 2026, revenue increased by $27.0 million compared to the same period in 2025, primarily driven by a $29.3 million increase in the Drones segment, partially offset by decreases of $1.3 million in the Training segment and $1.0 million in the Avionics segment. The increase in Drones revenue reflected higher drone sales and the aforementioned prior-year shipment delays. The decrease in Training revenue was primarily attributable to fewer task orders, while the decrease in Avionics revenue reflected lower demand and temporary disruptions associated with a facility relocation during the first quarter of 2026.

Cost of Revenue

For the three months ended September 30, 2026, cost of revenue increased by $4.1 million compared to the same period in 2025, primarily driven by a $4.9 million increase in the Drones segment due to higher drone sales during the current year period, partially offset by decreases of $0.7 million and $0.1 million in the Training and Avionics segments, respectively.

Gross margin increased to 56.5% during the three months ended September 30, 2026 compared to 44.4% during the same period in 2025, primarily reflecting a higher proportion of revenue generated by the Drones segment, which carries higher margins relative to the other segments. Gross margin in the Drones segment decreased to 61.0% from 66.1%, reflecting changes in product sales mix that more than offset the impact of higher drone sales volume in the current year period. Gross margin in the Training segment increased to 31.7% from 13.0%, primarily reflecting reductions in subcontractor costs, cost of service and travel expenses associated with lower contract activity which more than offset the impact of lower revenue. Gross margin in the Avionics segment decreased to 18.1% from 32.7%, primarily due to lower sales volume and pricing concessions to support customer demand.

For the nine months ended September 30, 2026, cost of revenue increased by $11.8 million compared to the same period in 2025, primarily driven by a $12.9 million increase in the Drones segment due to higher drone sales during the current year period, partially offset by a $1.1 million decrease in the Training segment. Cost of revenue in the Avionics segment remained relatively flat year over year.

Gross margin was 57.4% during the nine months ended September 30, 2026 compared to 58.1% during the same period in 2025. Gross margin in the Drones segment decreased to 61.1% from 65.4%, primarily reflecting a less favorable sales mix during the first quarter of 2026, partially offset by improved margins in the second and third quarters as drone product deliveries increased. Gross margin in the Training segment increased to 19.3% from 17.5%, primarily reflecting reductions in subcontractor costs, cost of service and travel expenses associated with lower contract activity which more than offset the impact of lower revenue. Gross margin in the Avionics segment decreased to 25.0% from 40.1%, primarily due to lower sales volume and pricing concessions to support customer demand.

Operating Expenses

Research and Development (“R&D”)

For the three months ended September 30, 2026, R&D expenses increased by $3.8 million compared to the same period in 2025, reflecting higher expenses in the Drones segment of $2.1 million, Electric Air Mobility segment of $1.2 million, and Avionics segment of $0.6 million.

For the nine months ended September 30, 2026, R&D expenses increased by $10.3 million compared to the same period in 2025, reflecting higher expenses in the Drones segment of $6.7 million, Electric Air Mobility segment of $2.2 million, and Avionics segment of $1.4 million.

The increases for both periods were primarily driven by higher personnel and consulting costs associated with ongoing development initiatives in the Drones segment, increased personnel costs supporting development programs in the Electric Air Mobility segment, and targeted investments in the Avionics segment.

Sales and Marketing

For the three months ended September 30, 2026, sales and marketing expenses increased by $2.1 million compared to the same period in 2025, primarily driven by a $0.7 million increase in consulting fees associated with defense-related sales activities, a $0.6 million increase in personnel costs, a $0.2 million increase in facility costs, a $0.2 million increase in marketing and trade show expenses, and a $0.1 million increase in professional services, with the remaining net increase attributable to other operating expenses.

For the nine months ended September 30, 2026, sales and marketing expenses increased $3.2 million compared to the same period in 2025, primarily driven by a $0.9 million increase in personnel costs, a $0.7 million increase in consulting fees associated with defense-related sales activities, a $0.6 million increase in marketing and tradeshow expenses, and a $0.5 million increase in facility costs, and a $0.2 million increase in professional services, with the remaining net increase attributable to other operating expenses.

General and Administrative

For the three months ended September 30, 2026, general and administrative expenses increased by $2.4 million compared to the same period in 2025. The increase was primarily driven by a $1.1 million increase in the Drones segment, reflecting higher personnel costs to support production expansion, increased professional fees, and higher depreciation and amortization expenses associated with investments in property and equipment. Corporate expenses increased by a $1.4 million, while expenses also increased in the Training and Electric Air Mobility segments increased by $0.2 million and $0.1 million, respectively. These increases were partially offset by a $0.4 million decrease in the Avionics segment.

Corporate expenses increased by $1.4 million compared to the same period in 2025. The increase was primarily driven by higher professional fees of $0.9 million, personnel costs of $0.5 million, and facility-related costs of $0.3 million, primarily reflecting increased operating activities to support business growth. These increases were partially offset by decreases of $0.2 million in other operating expenses.

For the nine months ended September 30, 2026, general and administrative expenses decreased by $4.5 million compared to the same period in 2025. The decrease was primarily attributable to lower stock-based compensation expenses associated with awards that vested in connection with the IPO, resulting in decreases of $9.0 million in the Training segment and $1.8 million in the Avionics segment. These decreases were partially offset by a $5.5 million increase in the Drones segment, driven by increased personnel costs to support production expansion, higher stock-based compensation related to RSU grants, and increased depreciation and amortization associated with investments in property and equipment. Expenses also increased by $0.6 million in the Electric Air Mobility segment, primarily due to higher personnel and other operating costs, and by $0.3 million in Corporate expenses.

Corporate expenses increased by $0.3 million compared to the same period in 2025. The increase was primarily driven by higher personnel costs of $1.4 million, facility-related costs of $1.1 million, and insurance costs of $0.6 million, primarily reflecting increased operating activities to support business growth. These increases were partially offset by a $2.7 million decrease in IPO-related expenses incurred in the prior-year period and a $0.4 million decrease in professional fees, with the remaining net increase of $0.4 million attributable to other operating expenses.

Other Income

Interest Income (Expense), Net

Interest income, net remained relatively flat at $0.1 million for both the three months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026 and 2025, interest income, net was $0.7 million, compared to interest expense, net of $9.2 million for the nine months ended September 30, 2025. Interest expense for the nine months ended September 30, 2025 was primarily attributable to $6.7 million of non-cash interest on investor notes settled in shares, as well as additional interest incurred on borrowings from Libertas Funding, LLC (“Libertas”) and WebBank.

Gain on extinguishment of debt, net

For the nine months ended September 30, 2025, gain on debt extinguishment, net, was $15.6 million, primarily consisting of a $13.1 million gain from the partial settlement of Aspen bridge notes through the issuance of equity and a $5.7 million gain from the settlement of certain investor notes at fair value, partially offset by $3.2 million in losses on the extinguishment of Libertas and WebBank loans. No gain or loss on debt extinguishment was recognized during the three months ended September 30, 2025 and the three and nine months ended September 30, 2026.

Other Income, Net

For the three months ended September 30, 2026, other income, net was $1.0 million, compared to $3.3 million for the same period in 2025. Other income in 2026 primarily reflected a one-time benefit from the release of certain liabilities. Other income in 2025 was primarily attributable to a $4.5 million gain from the settlement of deferred compensation, partially offset by a $1.2 million charge related to Libertas warrants.

For the nine months ended September 30, 2026, other income, net was $0.9 million, compared to $26.1 million for the same period in 2025. Other income in 2026 primarily reflected a one-time benefit from the release of certain liabilities. Other income in 2025 primarily consisted of a $20.3 million gain from fair value adjustments to contingent consideration, a $5.9 million gain from the settlement of deferred compensation, and a $1.8 million gain from fair value adjustments to Libertas warrants, partially offset by a $1.2 million charge related to Libertas warrants and a $0.6 million contingency related to Aspen contingent debt.

Income Tax Benefit (Expense)

For the three months ended September 30, 2026 and 2025, income tax benefit was approximately $21,000 and $0.6 million, respectively. For the nine months ended September 30, 2026 and 2025, income tax expense was $2.4 million and $1.7 million, respectively. Tax expense for the nine months ended September 30, 2026 and 2025 was primarily attributable to Sky-Watch generating positive pre-tax income.

Liquidity and Capital Resources

As of September 30, 2026, we had total cash of $37.8 million and working capital of $50.7 million. Based on its current operating plan and available liquidity, management believes that the Company has sufficient cash and resources to meet its obligations and continue its operations for at least the next 12 months from the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.

Cash Flows

The following summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(In thousands)	2026	2025
Net cash used in operating activities	$(27,112)	$(36,522)
Net cash used in investing activities	(7,080)	(2,007)
Net cash (used in) provided by financing activities	(1,898)	97,463

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $27.1 million, primarily reflecting a net loss of $29.4 million, adjusted for non-cash expenses, including $9.7 million of depreciation and amortization and $3.9 million of stock-based compensation, and net cash outflows of $12.1 million from changes in operating assets and liabilities. Changes in operating assets and liabilities primarily consisted of increases of $7.3 million in inventory and $4.7 million in accounts receivable, and a decrease of $6.4 million in related party payables, partially offset by an increase of $3.6 million in accounts payable, accrued expenses and other long-term liabilities, an increase of $1.8 million in deferred revenue, and a decrease of $1.2 million in prepaid expenses and other assets.

Net cash used in operating activities for the nine months ended September 30, 2025 was $36.5 million, primarily reflecting a net loss of $4.1 million, net non-cash adjustments of $4.3 million and net cash outflows of $28.2 million from changes in operating assets and liabilities. Non-cash adjustments primarily included a $20.3 million gain from changes in the fair value of contingent consideration, a $15.6 million gain on debt extinguishment, a $5.5 million gain from IPO transactions and a $1.8 million gain from changes in the fair value of warrant liabilities, partially offset by $19.9 million of stock-based compensation, $9.0 million of depreciation and amortization, $6.7 million of non-cash investor note interest, a $1.2 million non-cash charge related to Libertas warrants and $1.1 million of non-cash interest. Changes in operating assets and liabilities primarily consisted of a $19.8 million decrease in accounts payable, accrued expenses and other long-term liabilities, an $8.9 million decrease in deferred revenue, a $6.3 million increase in inventory and a $1.5 million increase in prepaid expenses and other assets, partially offset by an $8.7 million decrease in accounts receivable.

Net Cash Used in Investing Activities

Cash of $7.1 million and $2.0 million was used in investing activities during the nine months ended September 30, 2026 and 2025, respectively, to purchase property and equipment and intangible assets.

Net Cash (Used In) Provided by Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2026 was $1.9 million, primarily due to $1.7 million of repayments on borrowings and $0.2 million of repayments on related party borrowings.

Net cash provided by financing activities during the nine months ended September 30, 2025 was $97.5 million primarily due to $58.3 million of proceeds from the IPO net of issuance costs, $83.3 million of proceeds from our September 2025 follow-on offering net of issuance costs, and $8.5 million of proceeds from the Libertas warrants and WebBank loans, partially offset by $20.0 million of common stock repurchases, $20.9 million of repayments on borrowings and related party borrowings, $8.5 million of contingent consideration payments, and $3.2 million in payments to seller.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These policies relate to revenue recognition, goodwill impairment, inventory, income taxes, impairment of indefinite-lived and long-lived assets, and stock-based compensation. We have other important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. Management bases its estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Despite our intention to establish accurate estimates and assumptions, actual results may differ from these estimates under different assumptions or conditions. During the nine months ended September 30, 2026, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, and based on their evaluation, have concluded that our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

Background and Remediation of Material Weaknesses

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2025 and 2024, material weaknesses were identified in the design and operating effectiveness of our internal control over financial reporting. In 2024, we identified material weaknesses due to ineffective information and communication controls, resulting in lack of timely identification and accounting for certain key debt and other agreements. Since fiscal year 2023, there have been misstatements that, individually and in the aggregate, were material to the consolidated financial statements that were identified due to deficiencies related to technical accounting. More specifically, the review controls over the transactions that gave rise to these misstatements lacked sufficient precision and the Company lacked a sufficient complement of personnel with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately. Due to the delays in securing funding during 2024 and 2025, we were not able to hire and train sufficient staff to remediate the previously identified material weaknesses in our internal control over financial reporting. As such, these material weaknesses were not remediated and continued to be present as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

Except for the material weakness remediation efforts described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the aerospace and defense industry as well as risks that affect businesses in general. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should consider carefully the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 31, 2026. The risks and uncertainties disclosed in such Annual Report could materially adversely affect our business, financial condition, cash flows or results of operations and thus our stock price. During the third quarter of 2026, there were no material changes to our previously disclosed risk factors.

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

ITEM 5. OTHER INFORMATION

Adoption, Modification and Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

Dated: November 12, 2026

